Form 10KSB
period 2003-12-31
ATLAS AMERICA PUBLIC 12 2003 PROGRAM
filed 2004-03-29
CIK 1238289

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X]              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
                For the transition period from _______ to _______

                        Commission file number 333-105811

                Atlas America Public #12-2003 Limited Partnership
                 (Name of small business issuer in its charter)

                Delaware                                     54-2113989
     --------------------------------                    -------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

               311 Rouser Road, Moon Township, Pennsylvania 15108
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number (412) 262-2830
Securities registered under Section 12(b) of the Exchange Act

          Title of each class          Name of each exchange on which registered

                 None                                 None

Securities registered under Section 12(g) of the Exchange Act

                                      None
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]


         State issuer's revenues for its most recent fiscal year. $0

         State the aggregate market value of the voting stock held by non-affiliates of the Registrant. Not Applicable.

         Transitional Small Business Disclosure Format (check one):

         Yes    No X
            ---   ---

                ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
                        (A Delaware Limited Partnership)
                             INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB

PART I                                                                                                           Page
------                                                                                                           ----
     Item 1:    Business....................................................................................    3 - 5
     Item 2:    Properties..................................................................................     6-10
     Item 3:    Legal Proceedings...........................................................................       10
     Item 4:    Submission of Matters to a Vote of Security Holders.........................................       10

PART II
-------

     Item 5:    Market for Registrant's Common Equity and Related Security Holder Matters...................      11
     Item 6:    Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................................................  11 - 13
     Item 7:    Financial Statements........................................................................  14 - 24
     Item 8:    Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure......................................................       24
     Item 8A:   Controls and Procedures.....................................................................       25



PART III
--------

     Item 9:    Directors, Executive Officers and Significant Employees,
                Compliance with Section (16b) of the Exchange Act...........................................    25-28
     Item 10:   Executive Compensation......................................................................       28
     Item 11:   Security Ownership of Certain Beneficial Owners and Management..............................       28
     Item 12:   Certain Relationships and Related Transactions..............................................  28 - 29
     Item 13:   Exhibits and Reports on Form 8-K............................................................       29
     Item 14:   Principal Accountant Fees and Services......................................................       29

SIGNATURES..................................................................................................       31

CERTIFICATIONS..............................................................................................    32-35

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         General. We were formed as a Delaware limited partnership on October 17, 2003, with Atlas Resources, Inc. as our managing general partner. Our operations are scheduled to commence the first quarter of 2004. We will drill and operate wells located primarily in western Pennsylvania. We have no employees and rely on our managing general partner for management. See Item 9 "Directors, Executive Officers and Significant Employees, Compliance With
Section 16(b) of the Exchange Act."

         At December 31, 2003 we had 1,101 investors who contributed $40,168,500 that was paid to our managing general partner as operator and general drilling contractor under our drilling and operating agreement. Our managing general partner will contribute 66% of the equipment costs of drilling and completing our wells, which we estimate will be approximately $6,800,000. Together, these will be the only funds available to us for drilling activities. We will drill an estimated 224 development wells in which we will have an interest. However, we cannot guarantee that all of our proposed wells will be drilled or completed. Each of our proposed wells is unique and the ultimate costs incurred may be more or less than our current estimates.

         Our managing general partner paid 100% of the organization and offering costs and contributed all of the leases associated with our proposed well sites for a total contribution of approximately $7,100,000.

         Business Strategy. Once completed, our wells will produce natural gas and to a far lesser extent oil, which will be our only products. Most of our gas will be gathered and delivered to market through Atlas Pipeline Partners' gas gathering system which is managed by an affiliate of our managing general partner. We do not plan to sell any of our wells and will continue to produce them until they are depleted at which time they will be plugged and abandoned. No other wells will be drilled beyond those initially drilled after our partnership formation. See Item 2 "Properties" for information concerning our wells.

         Our ongoing operating and maintenance costs are expected to be fulfilled through revenues from the sale of our gas and oil production. We will pay our managing general partner a monthly well supervision fee of $275 per well, as outlined in our drilling and operating agreement. This well supervision fee covers all normal and regularly recurring operating expenses for the production and sale of gas and to a lesser extent oil, such as:

         o  well tending, routine maintenance and adjustment;

         o reading meters, recording production, pumping, maintaining appropriate books and records; and

         o  preparing reports to us and to government agencies.

         The well supervision fees, however, will not include costs and expenses related to the purchase of certain equipment, materials and brine disposal. If these expenses are incurred, we will pay at cost for third party services and materials and a reasonable charge for services performed directly by our managing general partner or its affiliates. Also, beginning three years after each of our wells has been placed into production our managing general partner, as operator, may retain $200 of our revenues per month to cover the estimated future plugging and abandonment costs of the well.

         Markets and Competition. The availability of a ready market for natural gas and oil produced by us, and the price obtained, depends upon numerous factors beyond our control, including the extent of domestic production, import of foreign natural gas and oil, political instability in oil and gas producing countries and regions, market demand, the effect of federal regulation on the sale of natural gas and oil in interstate commerce, other governmental regulation of the production and transportation of natural gas and oil and the proximity, availability and capacity of pipelines and other required facilities. Our managing general partner is responsible for selling our natural gas production, and its policy is to treat all wells in a given geographic area equally. Our natural gas will be sold as discussed in Item 2, Properties - Delivery Commitments. Historically, our managing general partner has not experienced problems selling natural gas and oil under such commitments, although prices we will receive will vary during and after the period, sometimes significantly. Product availability and price are the principal means of competition in selling natural gas and oil production. While it is impossible to accurately determine our comparative position in the industry, we do not consider our operations to be a significant factor in the industry. Without the commitments discussed in Item 2, Properties - Delivery Commitments our managing general partner may sell our gas through similar commitments to other purchasers or at existing spot market prices.

         Governmental Regulation. The energy industry in general is heavily regulated by federal and state authorities, including regulation of production, environmental quality and pollution control. The intent of federal and state regulations generally is to prevent waste, protect rights to produce natural gas and oil between owners in a common reservoir and control contamination of the environment. Failure to comply with regulatory requirements can result in substantial fines and other penalties. The following discussion of the regulations of the United States energy industry does not intend to constitute a complete discussion of the various statutes, rules, regulations and environmental orders to which our operations may be subject.

         Regulation of oil and gas producing activates. State regulatory agencies where a producing natural gas well is located provide a comprehensive statutory and regulatory scheme for oil and gas operations such as ours including supervising the production activities and the transportation of natural gas sold in intrastate markets. Our oil and gas operations in Pennsylvania are regulated by the Department of Environmental Resources, Division of Oil and Gas, and our oil and gas operations in Ohio are regulated by the Ohio Department of Natural Resources, Division of Oil and Gas. Among other things, the regulations involve:

         o new well permit and well registration requirements, procedures and fees;

         o  minimum well spacing requirements;

         o  restrictions on well locations and underground gas storage;

         o certain well site restoration, groundwater protection and safety measures;

         o  landowner notification requirements;

         o  certain bonding or other security measures;

         o  various reporting requirements;

         o  well plugging standards and procedures; and

         o  broad enforcement powers.

         Environmental and Safety Regulation. Under the Comprehensive Environmental Response, Compensation and Liability Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Oil Pollution Act of 1990, the Clean Air Act, and other federal and state laws relating to the environment, owners and operators of wells producing natural gas or oil, and pipelines, can be liable for fines, penalties and clean-up costs for pollution caused by the wells or the pipelines. Moreover, the owners' or operators' liability can extend to pollution costs from situations that occurred prior to their acquisition of the assets. State public utility regulators in Ohio and Pennsylvania have either adopted federal standards or promulgated their own safety requirements consistent with the federal regulations.

         We believe we have complied in all material respects with applicable state regulations and do not expect that these regulations will have a material adverse impact on our operations. Our producing activities also must comply with various federal, state and local laws not mentioned, including those covering the discharge of materials into the environment, or otherwise relating to the protection of the environment. Although this compliance may cause delays or increase our costs, currently we do not believe these costs will be substantial. However, we cannot predict, the ultimate costs of complying with present and future environmental laws and regulations because these laws and regulations are constantly being revised and ultimately may have a material impact to our operations to remain in compliance. Additionally, we cannot obtain insurance to protect against many types of environmental claims.

Where can you find more information. We will file Form 10-KSB Annual Report and Form 10-QSB Quarterly Report as well as other non-recurring special purpose reports with the Securities and Exchange Commission. A complete list of our filings is available on the Securities and Exchange Commission's website at WWW.SEC.GOV. Any of our filings are also available at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The Public Reference Room may be contacted at 1-800- SEC-0330 for further information.

Additionally, our Managing General Partner will provide you copies of any of these reports without charge. Such requests should be made to:


                Atlas America Public #12-2003 Limited Partnership
                                 311 Rouser Road
                             Moon Township, PA 15108

ITEM 2. PROPERTIES

         Drilling Activity. At December 31, 2003, we have drilled and completed five wells. All the wells drilled were development wells, which means a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

                                                              Development Wells
                                      ------------------------------------------------------------------------
                                                Productive (1)                           Dry (2)
                                      -----------------------------------    ---------------------------------
                                         Gross (3)           Net (4)           Gross (3)           Net (4)
                                      ----------------   ----------------    ---------------    --------------
At December 31, 2003                         5                  5                  -                  -

--------------
(1)  A "productive well" generally means a well that is not a dry hole.
(2) A "dry hole" generally means a well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well. The term "completion" refers to the installation of permanent equipment for the production of oil or gas or, in the case of a dry hole, to the reporting of abandonment to the appropriate agency.
(3)  A "gross" well is a well in which we have a working interest.
(4) A "net" well equals the actual working interest we own in one gross well divided by one hundred. For example, a 50% working interest in a well is one gross well, but a .50 net well.

         Summary of Productive Wells. The table below shows the number of our productive gross and net wells at December 31, 2003, in which we have a working interest. All of our wells are classified as gas wells.

                                                                   Number of Productive Wells
                                                                   --------------------------
                            Location                                 Gross           Net
                            --------                                 -----           ---
         Pennsylvania                                                  5              5
         Ohio............................................              -              -
                                                                     ----           ----
            Total........................................              5              5
                                                                     ====           ====

         Production. We began to sell production from our productive wells in the first quarter of 2004, consequently we do not have any production information to report through December 31, 2003.

         Natural Gas and Oil Reserve Information. The following tables summarize information regarding our estimated proved natural gas and oil reserves as of the date indicated. All of our reserves are located in the United States. We base our estimates relating to our proved natural gas reserves and future net revenues of natural gas reserves upon internally prepared reports. In accordance with SEC guidelines, we make the SEC PV-10 estimates of future net cash flows from proved reserves using natural gas sales prices in effect as of the dates of the estimates which are held constant throughout the life of the properties. We based our estimates of proved reserves upon the following year-end weighted average prices:

         At December 31, 2003

         Natural gas (per mcf)..............................       $   6.64
         Oil (per bbl)......................................       $  29.25

         Reserve estimates are imprecise and may change as additional information becomes available. Furthermore, estimates of natural gas and oil reserves, of necessity, are projections based on engineering data. There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production and the timing of development expenditures. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Reserve reports of other engineers might differ from the reports we prepared. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of this estimate. Future prices received from the sale of natural gas may be different from those we estimated in preparing our reports. The amounts and timing of future operating, development and abandonment costs may also differ from those used. Accordingly, the reserves set forth in the following tables ultimately may not be produced and the proved undeveloped reserves may not be developed within the periods anticipated. You should not construe the estimated PV-10 values as representative of the fair market value of our proved natural gas properties. PV-10 values are based upon projected cash inflows, which do not provide for changes in natural gas and oil prices or for escalation of expenses and capital costs. The meaningfulness of these estimates depends upon the accuracy of the assumptions upon which they were based.

         We evaluate natural gas reserves at constant temperature and pressure. A change in either of these factors can affect the measurement of natural gas reserves. We deducted when applicable, operating costs, development costs and production-related and ad valorem taxes in arriving at the estimated future cash flows. We made no provision for income taxes, and based the estimates on operating methods and conditions prevailing as of the dates indicated. We cannot assure you that these estimates are accurate predictions of future net cash flows from natural gas reserves or their present value. For additional information concerning our natural gas reserves and estimates of future net revenues, see notes to our Financial Statements.

At December 31, 2003, the Managing General Partner contributed well sites from their lease inventory. The wells are to be completed by the end of the second quarter of the fiscal year ending December 2004. Reserve information below relates only to those sites that were part of the Managing General Partner's proved undeveloped lease inventory.

                                                                         December 31,
                                                                             2003
                                                                       ---------------
         Natural gas reserves - Proved Reserves (Mcf)(1)(5):
            Proved developed reserves (2)..........................                 -
            Proved undeveloped reserves (3)........................         1,631,422
                                                                       ---------------
              Total proved reserves of natural gas.................         1,631,422
                                                                       ===============

         PV-10 estimate of cash flows of proved reserves  (4)(5):
            Proved developed reserves..............................    $            -
            Proved undeveloped reserves............................         4,575,333
                                                                       ---------------
              Total PV-10 estimate.................................        $4,575,333
                                                                       ===============

--------------
(1) "Proved reserves" generally means the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. Reservoirs are considered proved if economic production is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes: that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data.

(2) "Proved developed reserves" generally means reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

(3) "Proved undeveloped reserves" generally means reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled.

(4) The present value of estimated future net cash flows is calculated by discounting estimated future net cash flows by 10% annually.

(5) Please see Regulation S-X rule 4-10 for complete definitions of each reserve category.

         We have not filed any estimates of our oil and gas reserves with, nor were such estimates included in any reports to, any Federal or foreign governmental agency other than the SEC within the 12 months before the date of this filing. For additional information concerning oil and gas reserves and activities, see the notes to our Financial Statements.

Title to Properties. We believe that we hold good and indefeasible title to our properties, in accordance with standards generally accepted in the natural gas industry, subject to exceptions stated in the opinions of counsel employed by us in the various areas in which we conduct our activities. We do not believe that these exceptions detract substantially from our use of any property. As is customary in the natural gas industry, we conduct only a perfunctory title examination at the time we acquire a property. Before we commence drilling operations, we conduct an extensive title examination and we perform curative work on defects that we deem significant. We have obtained title examinations for substantially all of our managed producing properties. No single property represents a material portion of our holdings.

         Our properties are subject to royalty, overriding royalty and other outstanding interests customary in the industry. Our properties are also subject to burdens such as liens incident to operating agreements, taxes, development obligations under natural gas and oil leases, farm-out arrangements and other encumbrances, easements and restrictions. We do not believe that any of these burdens will materially interfere with our use of our properties.

       Acreage. The table below shows the estimated acres of developed and undeveloped oil and gas acreage in which we have an interest by state at December 31, 2003.

                                                      Undeveloped Acreage (3)                  Developed Acreage
                                                     ---------------------------             ---------------------
Location                                             Gross (1)           Net (2)              Gross            Net
--------                                             ---------           -------             -------          ----
  Pennsylvania................................        4,534              4,413                  -               -

------------
(1)  A "gross" acre is an acre in which we own a working interest.
(2) A "net" acre equals the actual working interest we own in one gross acre divided by one hundred. For example, a 50% working interest in an acre is one gross acre, but a .50 net acre.
(3) "Undeveloped acreage" is those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not the acreage contains proved reserves.

      Delivery Commitments. Our managing general partner, Resource Energy, Inc. and Atlas Energy Group, Inc, both of which are affiliates of our managing general partner, have a natural gas supply agreement with First Energy Solutions Corporation for a 10-year term, which began on April 1, 1999. Substantially all of our gas will be sold through this agreement. Subject to certain exceptions, First Energy Solutions Corporation has a last right of refusal to buy all of the natural gas produced and delivered by the managing general partner, its affiliates and partnerships at certain delivery points with the facilities of East Ohio Gas Company, National Fuel Gas Distribution, Columbia of Ohio, and Peoples Natural Gas Company, which are local distribution companies; and National Fuel Gas Supply, Columbia Gas Transmission Corporation, Tennessee Gas Pipeline Company, and Texas Eastern Transmission Company, which are interstate pipelines.

First Energy Solutions Corporation is the marketing affiliate of First Energy Corporation, which is based in Akron, Ohio and is a large regional electric utility listed on the New York Stock Exchange and trading under the symbol (FE). First Energy Corporation has provided a guaranty of the monetary obligations of First Energy Solutions Corporation of an amount up to $15 million for a period until March 31, 2005, which will continue on a monthly basis thereafter unless terminated on 30 days notice. As of January 1, 2004, this guaranty would cover natural gas sales of all the managing general partner's partnerships for approximately 85 days of sales.

The pricing arrangements with First Energy Solutions Corporation and other third parties are tied to the New York Mercantile Exchange Commission ("NYMEX") monthly futures contract price, which is reported daily in the Wall Street Journal. The total price received for each partnership's gas is a combination of the monthly NYMEX futures price plus a fixed basis. For example, the NYMEX futures price is the base price and there is an additional premium paid because of the location of the gas (the Appalachian Basin) in relation to the gas market, which is referred to as the basis. The premium over quoted prices on the NYMEX received by the managing general partner and its affiliates has ranged between $0.33 to $0.46 per Mcf during the past three fiscal years. The agreement with First Energy Solutions Corporation may be suspended for force majeure, which means generally such things as an act of God, fire, storm, flood, and explosion, but also includes the permanent closing of the factories of Carbide Graphite or Duferco Farrell Corporation during the term of First Energy Solutions Corporation's agreements to sell natural gas to them. If these factories were closed, however, the managing general partner believes that First Energy Solutions Corporation would be able to find alternative purchasers and would not invoke the force majeure.

Pricing for natural gas and oil has been volatile and unpredictable for many years. The agreement with First Energy Solutions Corporation also permits the managing general partner and its affiliates to implement gas price hedges through First Energy Solutions Corporation. First Energy Solutions Corporation and the other third-party marketers also use NYMEX based financial instruments to hedge their pricing exposure and make price-hedging opportunities available to the managing general partner. The majority of the managing general partner's hedges are implemented through its natural gas purchasers. These transactions are similar to NYMEX based futures contracts, swaps and options, but also require firm delivery of the hedged quantity. Thus, the managing general partner limits these arrangements to much smaller quantities than those projected to be available at any delivery point. The price paid by First Energy Solutions Corporation and any other third-party marketers for certain volumes of natural gas sold under these hedge agreements may be significantly different from the underlying monthly spot market value. Additionally, to limit the managing general partner's and its partnerships' exposure to changes in natural gas prices the managing general partner uses hedges through contracts including regulated NYMEX futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. The futures contracts employed by the managing general partner are commitments to purchase or sell natural gas at future dates and generally cover one-month periods for up to 24 months in the future. The overall portion of our natural gas portfolio that is hedged changes from time to time.

To assure that all financial instruments will be used solely for hedging price risks and not for speculative purposes, the managing general partner has established a committee to assure that all gas prices hedges, either those through a third party marketer or through contracts are done in compliance with the managing general partner's hedging policies and procedures. The managing general partner does not intend to contract for positions that it cannot offset with actual production.

We are not required to provide any fixed and determinable quantities of gas under any agreement other than agreements that are a consequence of limited hedging agreements with First Energy Solutions Corporation. For the next twelve months, our Managing General Partner anticipates that approximately 56% of our natural gas will be sold to both UGI Energy Services Inc. and Colonial Energy Inc. and the balance to the other markets.

ITEM 3.  LEGAL PROCEEDINGS

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
         MATTERS

         Market Information. There is no established public trading market for our units and we do not anticipate a market will develop. Our units may be transferred only in accordance with the provisions of Article VI of our partnership agreement which require that:

         o  our managing general partner consent;

         o the transfer not result in materially adverse tax consequences to us; and

         o  the transfer not violate federal or state securities laws.

An assignee of a unit may become a substituted partner only on meeting the following conditions:

         o  the assignor gives the assignee the right;

         o  our managing general partner consents to the substitution;

         o the assignee pays to us all costs and expenses incurred in connection with the substitution; and

         o the assignee executes and delivers the instruments which our managing general partner requires to effect the substitution and to confirm his or her agreement to be bound by the terms of our partnership agreement.

         A substitute partner is entitled to all of the rights of full ownership of the assigned units, including the right to vote.

         Holders. As of December 31, 2003, we had 1,101 interest holders.

         Distributions. Our managing general partner reviews our accounts quarterly to determine whether cash distributions are appropriate and the amount to be distributed, if any. We distribute those funds, which our managing general partner determines are not necessary for us to retain, to our partners and the other participants. We will not advance or borrow for purposes of distributions if the amount of the distributions would exceed our accrued and received revenues for the previous four quarters, less paid and accrued operating costs with respect to the revenues.

        The determination of the revenues and costs will be made in accordance with generally accepted accounting principles, consistently applied, and cash distributions to our managing general partner may only be made in conjunction with distributions to you and the other participants. During the calendar year ended December 31, 2003, we did not have any distributions.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        Forward-Looking Statements. When used in this Form 10-KSB, the words "believes" "anticipates" "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1 of this report. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-KSB or to reflect the occurrence of unanticipated events.

         The plan of operations and liquidity discussion should be read in conjunction with our Financial Statements and the notes to our Financial Statements.

For the next 12 months our managing general partner believes that we have adequate capital to develop approximately 224 gross (213.5 net) wells under our drilling and operating agreement. Our producing operations are scheduled to commence the first quarter of 2004. Our wells will be drilled primarily in western Pennsylvania. Funds contributed by our investor partners and our managing general partner after our formation will be the only funds available to us for drilling activities, no other wells will be drilled after this initial group. Although we estimate that 224 gross development wells will be drilled, we cannot guarantee that all of our proposed wells will be drilled or completed. Each of our proposed wells is unique and the ultimate costs incurred may be more or less than our current estimates.

         Our ongoing operating and maintenance costs are expected to be fulfilled through revenues from the sale of our gas and oil production. Although we do not anticipate a shortfall to pay for our ongoing expenses, if one were to occur, funds will be borrowed from our managing general partner or its affiliates, which are not contractually committed to make a loan. The amount we may borrow may not at any time exceed 5% of our total subscriptions and no borrowings will be obtained from third parties.

         We have not and will not devote any funds to research and development activities and no new products or services will be introduced. We do not plan to sell any of our wells and will continue to produce them until they are depleted at which time they will be plugged and abandoned. We have no employees and rely on our managing general partner for management. See Item 9 "Directors, Executive Officers and Significant Employees, Compliance With Section 16(A) of the Exchange Act."

         After formation, our only activity through December 31, 2003, has been our capital contributions by our investor partners and the managing general partner and our drilling of wells. Our investor partners will pay for 34% of tangible well equipment and all intangible drilling costs as described in our drilling contracts. Our managing general partner, will contribute the remaining tangible well costs, lease costs, organization and syndication and offering costs.

         Critical Accounting Policies. The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to oil and gas reserves and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We have identified the following policies as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 2 of the "Notes to Financial Statements" in Item 7 of this report.

         Reserve Estimates. Our estimates of our proved natural gas and oil reserves and future net revenues from them will be based upon reserve analyses that rely upon various assumptions, including those required by the SEC, as to natural gas and oil prices, drilling and operating expenses, capital expenditures, abandonment costs, taxes and availability of funds. Any significant variance in these assumptions could materially affect the estimated quantity of our reserves. As a result, our estimates of our proved natural gas and oil reserves will be inherently imprecise. Actual future production, natural gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable natural gas and oil reserves may vary substantially from our estimates or estimates contained in the reserve reports. In addition, our proved reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing natural gas and oil prices, mechanical difficulties, governmental regulation and other factors, many of which are beyond our control.

         Impairment of Oil and Gas Properties. We will review our producing oil and gas properties for impairment on an annual basis and whenever events and circumstances indicate a decline in the recoverability of their carrying values. We will estimate the expected future cash flows from our oil and gas properties and compare such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and gas properties to their fair value in the current period. The factors used to determine fair value include, but are not limited to, estimates of reserves, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. Given the complexities associated with oil and gas reserve estimates and the history of price volatility in the oil and gas markets, events may arise that will require us to record an impairment of our oil and gas properties and there can be no assurance that such impairments will not be required in the future.

         Classification of mineral rights. Oil and gas properties include mineral rights with an estimated cost of $1,080,000. The provisions of Statement of Financial Accounting Standards No. 141 ("SFAS 141") "Business Combinations", suggest that mineral rights may, in fact, be more appropriately classified as intangible assets.

         The staff of the Securities and Exchange Commission, has made the Partnership aware that an issue has arisen within the industry regarding the application of provisions of SFAS No. 142 "Goodwill and Intangible Assets" and SFAS No. 141 to entities in extractive industries, including gas and oil limited partnerships. The issue is whether SFAS No. 142 requires entities to reclassify costs associated with mineral rights, including both proved and unproved leasehold acquisition costs, as intangible assets on the balance sheet, apart from other capitalized gas and oil property costs. The Partnership has included the cost of these oil and gas leasehold interests as part of oil and gas properties. Also under consideration is whether SFAS No. 142 requires companies to provide the additional disclosures prescribed by SFAS No. 142 for intangible assets for costs associated with mineral rights.

         If it is ultimately determined that SFAS No. 142 requires the Partnership to reclassify costs associated with mineral rights from property and equipment to intangible assets, the reclassification of these amounts would not affect the method in which such costs are amortized or the manner in which the Partnership assesses impairment of capitalized costs. As a result, net income and cash flow would not be affected by the reclassification.

ITEM 7.  FINANCIAL STATEMENTS


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

To the Partners
Atlas America Public #12-2003 Limited Partnership
A Delaware Limited Partnership

We have audited the accompanying balance sheet of Atlas America Public #12-2003 Limited Partnership, A Delaware Limited Partnership, as of December 31, 2003, and the related statements of changes in partners' capital accounts and cash flows for the period October 17, 2003 (date of formation) to December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlas America Public #12-2003 Limited Partnership as of December 31, 2003 and the changes in partners' capital accounts and cash flows for the period October 17, 2003 (date of formation) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.




/s/ Grant Thornton LLP

Cleveland, Ohio
February 26, 2004

                Atlas America Public #12-2003 Limited Partnership
                        (A Delaware Limited Partnership)

                                  BALANCE SHEET

                                December 31, 2003

                                     ASSETS

        Cash                                                                    $        100

        Oil and gas properties well drilling contracts and leases                 41,248,200
                                                                                ------------

                                                                                $ 41,248,300
                                                                                ============
                                PARTNERS' CAPITAL

        Partners' capital:
           Managing general partner                                             $  1,079,800
           Other partners (5,956.21 units)                                        40,168,500
                                                                                ------------

                                                                                $ 41,248,300
                                                                                ============

               The accompanying notes to financial statements are
                      an integral part of this statement.

                Atlas America Public #12-2003 Limited Partnership
                        (A Delaware Limited Partnership)

                                  STATEMENT OF
                      CHANGES IN PARTNERS' CAPITAL ACCOUNTS

    For the period October 17, 2003 (date of formation) to December 31, 2003

                                                       Managing
                                                       General            Other
                                                       Partner           Partners            Total
                                                    -------------      ------------      -------------
Balance at October 17, 2003                         $           -      $          -      $           -

Partners' capital contributions
     Cash                                                     100        40,168,500         40,168,600
     Syndication and offering costs                     5,206,000                 -          5,206,000
     Leasehold costs                                    1,079,700                 -          1,079,700
                                                    -------------      ------------      -------------
                                                        6,285,800        40,168,500         47,254,300

Syndication and offering costs                         (5,206,000)                -         (5,206,000)
                                                    -------------      ------------      -------------


Balance at December 31, 2003                        $   1,079,800      $ 40,168,500      $  41,248,300
                                                    =============      ============      =============



               The accompanying notes to financial statements are
                      an integral part of this statement.

                Atlas America Public #12-2003 Limited Partnership
                        (A Delaware Limited Partnership)

                             STATEMENT OF CASH FLOWS

    For the period October 17, 2003 (date of formation) to December 31, 2003

Cash Flows from Operating Activities:
   Net loss                                                                          $           -
   Adjustments to reconcile net loss to net cash provided by
      operating activities:
          Organization costs                                                                     -
                                                                                     -------------
               Net cash provided by operating activities                                         -

Cash Flows from Investing Activities:
   Oil and gas well drilling contracts paid to
      Managing General Partner                                                          40,168,500)
                                                                                     -------------
               Net cash used in investing activities                                    40,168,500)

Cash Flows from Financing Activities:
   Partners' capital contributions                                                      40,168,600
                                                                                     -------------
               Net cash provided by financing activities                                40,168,600
                                                                                     -------------
               Net increase in cash                                                            100
Cash at beginning of period                                                                      -
                                                                                     -------------
Cash at end of period                                                                $         100
                                                                                     =============

Supplemental Schedule of Noncash Activities:
   Assets contributed by Managing General Partner:
      Lease costs, included in oil and gas properties                                $   1,079,700
      Syndication and offering costs, immediately charged to capital                     5,206,000
                                                                                     -------------
                                                                                     $   6,285,700
                                                                                     =============

               The accompanying notes to financial statements are
                       an integral part of this statement.

                Atlas America Public #12-2003 Limited Partnership
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2003

NOTE 1 - NATURE OF OPERATIONS

        Atlas America Public #12-2003 Limited Partnership (the "Partnership") is a Delaware Limited Partnership which includes Atlas Resources, Inc. ("Atlas") of Pittsburgh, Pennsylvania, as Managing General Partner and Operator, and subscribers to units as either Limited Partners or Investor General Partners depending upon their election. As of December 31, 2003, there were 1,101 investors who contributed $40,168,500. The Partnership was formed on October 17, 2003 to drill and operate gas wells located primarily in Western Pennsylvania. At December 31, 2003, the majority of the Partnership's properties were scheduled for drilling. Operations are expected to commence in the first quarter of 2004. Recoverability of the cost of properties is dependent on the results of such development activities.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of significant accounting policies applied in the preparation of the accompanying financial statements follows:

        Basis of Accounting
        -------------------
        The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

        Oil and Gas Wells and Properties
        --------------------------------
        The Partnership will use the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip wells are capitalized. Depreciation and depletion will be computed on a field-by-field basis by the unit-of-production method based on periodic estimates of oil and gas reserves.

         Oil and gas properties include mineral rights with an estimated cost of $1,080,000. The provisions of Statement of Financial Accounting Standards No. 141 ("SFAS 141") "Business Combinations", suggest that mineral rights may, in fact, be more appropriately classified as intangible assets. The Partnership became aware that an issue has arisen within the industry regarding the application of provisions of SFAS No. 142 "Goodwill and Intangible Assets" and SFAS No. 141 to entities in extractive industries, including gas and oil limited partnerships. The issue is whether SFAS No. 142 requires entities to reclassify costs associated with mineral rights, including both proved and unproved leasehold acquisition costs, as intangible assets on the balance sheet, apart from other capitalized gas and oil property costs. The Partnership has included the cost of these oil and gas leasehold interests as part of oil and gas properties. Also under consideration is whether SFAS No. 142 requires companies to provide the additional disclosures prescribed by SFAS No. 142 for intangible assets for costs associated with mineral rights.

         If it is ultimately determined that SFAS No. 142 requires the Partnership to reclassify costs associated with mineral rights from property and equipment to intangible assets, the reclassification of these amounts would not affect the method in which such costs are amortized or the manner in which the Partnership assesses impairment of capitalized costs. As a result, net income and cash flow would not be affected by the reclassification.

                Atlas America Public #12-2003 Limited Partnership
                        (A Delaware Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Undeveloped leaseholds and proved properties will be assessed periodically to determine whether there has been a decline in value and, if such decline is indicated, a loss will be recognized. The Partnership will compare the carrying value of its proved developed oil and gas producing properties to the estimated future net cash flows from such properties in order to determine whether their carrying values should be reduced.

       Asset Retirement Obligations
       ----------------------------
       The Partnership will record an estimated liability for the plugging and abandonment of its oil and gas wells in accordance with SFAS No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143") as the wells are completed. Under SFAS 143, the Partnership will recognize a liability for future asset retirement obligations if a reasonable estimate of the fair value of that liability can be made. The present values of the expected asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 requires the Partnership to consider estimated salvage value in the calculation of depletion, depreciation and amortization. For the Partnership, SFAS 143 will result in (i) an increase of total liabilities because retirement obligations are required to be recognized, (ii) an increase in the recognized cost of assets because the retirement costs are added to the carrying amount of the long-lived assets and
(iii) a decrease in depletion expense, because the estimated salvage values are now considered in the depletion calculation.

       The estimated liability is based on the managing general partner's historical experience in plugging and abandoning wells, estimated remaining lives of those wells based on reserves estimates, external estimates as to the cost to plug and abandon the wells in the future, and federal and state regulatory requirements. The liability is discounted using an assumed credit-adjusted risk-free interest rate. Revisions to the liability could occur due to changes in estimates of plugging and abandonment costs or remaining lives of the wells, or if federal or state regulators enact new plugging and abandonment requirements.

       The Partnership has no assets legally restricted for purposes of settling asset retirement obligations. Except for the item previously referenced, the Partnership has determined that there are no other material retirement obligations associated with tangible long-lived assets.

        Significant Estimates
        ---------------------
        Certain amounts included in or affecting the Partnership's financial statements and related disclosures must be estimated, requiring the Partnership to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared.

        The preparation of financial statements in conformity with generally accepted accounting principles requires the Partnership to make estimates and assumptions that affect:

         o  the amount the Partnership reports for assets and liabilities
         o  the Partnership gas and oil reserves
         o the amounts the Partnership reports for revenues and expenses during the reporting period

                Atlas America Public #12-2003 Limited Partnership
                        (A Delaware Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                December 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Therefore, the reported amounts of the Partnership's assets and liabilities, revenues and expenses and associated disclosures with respect to gas and oil reserves will necessarily be affected by these estimates. The Partnership will evaluate these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods the Partnership considers reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from the Partnership's estimates. Any effects on the Partnership's business, financial position, or results of operations resulting from revisions to these estimates will be recorded in the period in which the facts that give rise to the revision become known.

        At December 31, 2003, all gas and oil properties are scheduled for exploration and development activities. Recoverability of the cost of the gas and oil properties is dependent on the results of such exploration and development activities.

        Revenue Recognition
        -------------------
        Revenues from the sale of natural gas and oil will be recognized when the gas and oil are delivered to the purchaser.

        Recently Issued Financial Accounting Standard
        ---------------------------------------------
        In May 2003, the FASB issued Statement No. 150 ("SFAS 150") "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 requires that certain instruments that were previously classified as equity on a Company's statement of financial position now be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an impact on the Partnership's results of operations or financial position.

        Environmental Matters
        ---------------------
        The Partnership is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Partnership has established procedures for the ongoing evaluation of its operations, to identify potential environmental exposures and to comply with regulatory policies and procedures.

        The Partnership accounts for environmental contingencies in accordance with SFAS No. 5 "Accounting for Contingencies." Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. The Partnership maintains insurance that may cover in whole or in part certain environmental expenditures. For the two years ended December 31, 2003, the Partnership had no environmental matters requiring specific disclosure or the recording of a liability.

        Major Customer
        --------------
        The Managing General Partner has contracted to sell a majority of the Partnership's gas production to First Energy Solutions Corporation. However, the market for gas and oil production is a diverse open market and other purchasers are readily available.

                Atlas America Public #12-2003 Limited Partnership
                        (A Delaware Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Hedging Activities
        ------------------
        Atlas may use natural gas futures and option contracts to hedge the Partnership's exposure to changes in natural gas prices. The Partnership will account for its portion of hedging activities under Statements of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activates" (as amended by SFAS 138 and SFAS 149). Under this statement, all derivative financial instruments are recognized in the financial statements as either assets or liabilities measured at fair value and the changes in the fair value recognized in income or other comprehensive income, depending on their classification. The Partnership has no derivatives at December 31, 2003.

        Comprehensive Income
        --------------------
        Comprehensive income includes net income and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income, are referred to as "other comprehensive income" and for the Partnership may include unrealized hedging gains and losses.

NOTE 3 - FEDERAL INCOME TAXES

        The Partnership is not treated as a taxable entity for federal income tax purposes. Any item of income, gain, loss, deduction or credit flows through to the partners as though each partner had incurred such item directly. As a result, each partner must take into account his pro rata share of all items of partnership income and deductions in computing his federal income tax liability.

NOTE 4 - PARTICIPATION IN REVENUES AND COSTS

        The Managing General Partner and the other partners will generally participate in revenues and costs in the following manner:

                                                                  Managing            Other
                                                               General Partner      Partners (3)
                                                               ---------------      ------------
           Organization and offering costs                          100%                0%
           Lease costs                                              100%                0%
           Revenues                                                  (1)               (1)
           Operating costs, administrative costs,
               direct costs and all other costs                      (2)               (2)
           Intangible drilling costs                                  0%              100%
           Tangible equipment costs                                  66%               34%

------------
(1) Subject to the Managing General Partner's subordination obligation, substantially all partnership revenues will be shared in the same percentage as capital contributions are to the total partnership capital contributions, except that the Managing General Partner will receive an additional 7% of the partnership revenues, which may not exceed 35%.

(2) These costs will be charged to the partners in the same ratio as the related production revenues are credited.

(3) Other Partners include both investor limited partners and investor general partners. General Partner units will automatically convert to limited partner units when all wells have been drilled and completed. Thereafter, each investor general partner will have limited liability as a limited partner under the Delaware Revised Uniform Limited Partnership Act with respect to his or her interest in the partnership.

                Atlas America Public #12-2003 Limited Partnership
                        (A Delaware Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2003


NOTE 5 - TRANSACTIONS WITH ATLAS AND ITS AFFILIATES

       The Partnership has entered into the following significant transactions with Atlas and its affiliates as provided under the Partnership agreement:

                  Drilling contracts to drill and complete wells for the Partnership at cost plus 15%. The cost of the wells includes reimbursement to Atlas of its general and administrative overhead cost ($14,142 per well) and all ordinary and actual costs of drilling, testing and completing the wells. The Partnership paid $40,168,500 to Atlas in 2003 under the drilling contracts.

                   Atlas contributed all the undeveloped leases necessary to
                  cover each of the Partnership's prospects and received a credit to its capital account in the Partnership of $1,079,700.

                  As the Managing General Partner, Atlas performs all administrative and management functions for the Partnership. Atlas will receive an unaccountable, fixed payment reimbursement for their administrative costs at $75 per well per month. In addition, Atlas will be reimbursed for all direct costs expended on behalf of the Partnership. No administrative costs were incurred in 2003.

                  Atlas will receive well supervision fees for operating and maintaining the wells during producing operations at a competitive rate (currently $275 per well per month). No well supervision fees were incurred in 2003.

                  Atlas will charge the Partnership a fee for gathering and transportation at a competitive rate (currently in the range of $.29 to $.35 per MCF). No transportation fees were incurred in 2003.

                  Atlas and Anthem Securities, an affiliate of Atlas, received $6,006,000 in 2003 for fees, commissions and reimbursements as dealer-manager and to organize the Partnership.


NOTE 6 - COMMITMENTS

        As of December 31, 2003, the Partnership has entered into well drilling contracts with Atlas aggregating $46,916,800 of which $40,168,500 has been paid. The balance representing 66% of the tangible equipment costs, will be funded by the Managing General Partner as a component of its agreed upon capital contribution.

        Subject to certain conditions, investor partners may present their interests beginning in 2008 for purchase by Atlas. The purchase price will be calculated by Atlas in accordance with the terms of the Partnership agreement. Atlas is not obligated to purchase more than 5% of the units in any calendar year. In the event that Atlas is unable to obtain the necessary funds, Atlas may suspend its purchase obligation.

                Atlas America Public #12-2003 Limited Partnership
                        (A Delaware Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2003

NOTE 7 - SUBORDINATION OF MANAGING GENERAL PARTNER'S REVENUE SHARE

        Under the terms of the partnership agreement, Atlas may be required to subordinate up to 50% of its share of production revenues of the Partnership, net of related operating costs, administrative costs and well supervision fees to the receipt by the investor partners of cash distributions from the Partnership equal to at least 10% of their agreed subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the investor partners.


NOTE 8 - INDEMNIFICATION

       In order to limit the potential liability of any investor general partners, Atlas has agreed to indemnify each investor that elects to be a general partner from any liability incurred which exceeds such partner's share of Partnership assets.

NOTE 9 - NATURAL GAS AND OIL PRODUCING ACTIVITIES

       The supplementary information summarized below presents the results of natural gas and oil activities in accordance with SFAS No. 69, "Disclosures About Oil and Gas Producing Activities". Annually, reserve value information is provided to the investor partners pursuant to the partnership agreement. The partnership agreement provides a presentment feature whereby the managing general partner will buy partnership units, subject to annual limitations, based upon a valuation formula price in the partnership agreement. Therefore, reserve value information under SFAS No. 69 is not presented.

       No consideration has been given in the following information to the income tax effect of the activities as the Partnership is not treated as a taxable entity for income tax purposes.

         (1)   Capitalized Costs

         The following table presents the capitalized costs related to natural gas and oil producing activities at December 31:

                                                                                          2003
                                                                                    ---------------
                Oil and gas properties well drilling contracts                      $    40,168,500
                Mineral interest in properties - proved properties                        1,079,700
                                                                                    ---------------
                                     Net capitalized costs                          $    41,248,200
                                                                                    ===============

        (2)   Results of Operations for Oil and Gas Producing Activities

         We began to sell production from completed wells in the first quarter of 2004, consequently no production information is reported through December 31, 2003.

                Atlas America Public #12-2003 Limited Partnership
                        (A Delaware Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2003

NOTE 9 - NATURAL GAS AND OIL PRODUCING ACTIVITIES (Continued)

       (3)    Reserve Information (Unaudited)

         The information presented below represents estimates of proved natural gas and oil reserves. Reserves are estimated in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalation except by contractual arrangements. Refer to regulation S-X rule 4-10 of the Securities and Exchange Commission contains complete definitions of each of the following reserve categories. Proved reserves are generally estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs. Proved developed reserves generally are those which are expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves generally means reserves that are expected to be recovered either from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. All reserves at December 31, 2003, are proved undeveloped reserves and are located in the Appalachian Basin. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future net revenues and the timing of development expenditures. The reserve data presented represents estimates only and should not be construed as being exact.

         At December 31, 2003, the Managing General Partner contributed well sites from their lease inventory to drill an estimated 224 gross wells which are expected to be completed by the end of the second quarter of the fiscal year ending December 2004. All but thirteen of the well sites are extensions of current fields and do not have reserve information associated with them.

                                                                         2003
                                                            -------------------------------
                                                              Natural Gas            Oil
                                                                 (MCF)              (BBLS)
                                                            -------------       -----------
                  Proved undeveloped reserves:
                   Beginning of period                                 -
                                                                                         -
                   Proved developed reserves                           -
                   Proved undeveloped reserves                 1,631,422
                   Production                                      -                     -
                                                            -------------       ----------

                   Balance, December 31, 2003                  1,631,422                 -
                                                            =============       ==========


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures. Our Managing General Partners Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, (as defined in Rules 13a-14 (c) and 15d-14
(c) under the Securities Exchange Act of 1934) as of December 31, 2003. Based upon this evaluation, these officers believe that our disclosure controls and procedures are effective.

        Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Responsibilities of Atlas. We have no employees and rely on our managing general partner, which also serves as driller-operator of the wells, for management. Our managing general partner has complete and exclusive discretion and control over our operations and activities and makes all of our decisions affecting the wells we have drilled. Our managing general partner provides continuing review and analysis of all wells and monitors all expenditures and commitments made on our behalf. In addition, our managing general partner performs administrative services relating to our funding and operation, participant reporting, financial budgeting and record keeping.

         Because we have no equity securities registered pursuant to Section 12 of the Exchange Act, there is no required compliance with Section 16(b) of the Exchange Act.

         Business of Atlas. Our managing general partner was incorporated in 1979 and its affiliate, Atlas Energy Group, Inc., an Ohio corporation that was the first of the Atlas group of companies, was incorporated in 1973. Atlas Energy Group serves as our operator in Ohio. As of December 31, 2003, our managing general partner and its affiliates had directly or through investments in partnerships similar to our interest in approximately 5,300 wells of which, our managing general partner or its' affiliates operate 85% of these wells which are located in Ohio, Pennsylvania and New York.

         In September 1998, the Atlas Group, the former parent company of our managing general partner, merged into Atlas America, Inc., a newly formed wholly owned subsidiary of Resource America, Inc. Resource America is a publicly traded proprietary asset management company who is engaged in the energy, real estate and financial services sectors. We depend on our parent company, Atlas America, for management and administrative functions and financing our capital contributions. Resource America is currently offering a portion of its common stock in Atlas America, the Delaware holding company, pursuant to an S-1 Registration Statement. If the offering is completed, Resource America will own approximately 82.7% of the outstanding shares of Atlas America's common stock and 80% if the underwriters exercise their over-allotment option.

         Resource America has informed our managing general partner that it intends to distribute its remaining ownership interest in Atlas America to its common stockholders. Resource America expects the distributions to take the form of a spin-off by means of a special dividend to Resource America common stockholders of all of Atlas America's common stock owned by Resource America. Resource America further has advised us that it anticipates that the distribution will occur by the end of 2004. Resource America has sole discretion if and when to complete the distribution and its terms. Resource America does not intend to complete the distribution unless it receives a ruling from the Internal Revenue Service and/or an opinion from its tax counsel as to the tax-free nature of the distribution to Resource America and its stockholders for U.S. federal income tax purposes. The internal Revenue Service requirements for tax-free distributions of this nature are complex and the Internal Revenue Service has broad discretion, so there is significant uncertainty as to whether Resource America will be able to obtain such ruling. Because of this uncertainty and the fact that the timing and completion of the distribution is in Resource America's sole discretion, the distribution may not occur by the contemplated time or may not occur at all.

         Atlas America is headquartered at 311 Rouser Road, Moon Township, Pennsylvania 15108, which is also the managing general partner's primary office.

Officers, Directors and Other Key Personnel The officers and directors of the managing general partner will serve until their successors are elected. The officers, directors, and key personnel of the managing general partner are as follows:

NAME                          AGE      POSITION OR OFFICE
----                          ---      ------------------
Freddie M. Kotek              48       Chairman of the Board of Directors, Chief Executive
                                       Officer and President
Frank P. Carolas              44       Executive Vice President - Land and Geology and
                                       a Director
Jeffrey C. Simmons            45       Executive Vice President - Operations and a Director
Jack L. Hollander             48       Senior Vice President - Direct Participation Programs
Nancy J. McGurk               48       Senior Vice President, Chief Financial Officer and
                                       Chief Accounting Officer
Michael L. Staines            54       Senior Vice President, Secretary and a Director

With respect to the biographical information set forth below:

         o the approximate amount of an individual's professional time devoted to the business and affairs of the managing general partner and Atlas America have been aggregated because there is no reasonable method for them to distinguish their activities between the two companies; and

         o for those individuals who also hold senior positions with other affiliates of the managing general partner, if it is stated that they devote approximately 100% of their professional time to the managing general partner and Atlas America, it is because either the other affiliates are not currently active in drilling new wells, such as Viking Resources or Resource Energy, and the individuals are not required to devote a material amount of their professional time to the affiliates, or there is no reasonable method to distinguish their activities between the managing general partner and Atlas America as compared with the other affiliates of the managing general partner, such as Viking Resources or Resource Energy.

Freddie M. Kotek. President and Chief Executive Officer since 2002 and Chairman of the Board of Directors since 2001. Mr.Kotek has been Executive Vice President and Chief Financial Officer of Atlas America since 2004 and served as a director from 2001 until 2004. Mr. Kotek has been a Senior Vice President of Resource America, and President of Resource Leasing, Inc. (a wholly-owned subsidiary of Resource America) since 1995. Mr. Kotek was President of Resource Properties from 2000 to 2001 and its Executive Vice President from 1993 to 2000. Upon completion of the Atlas America offering, Mr. Kotek intends to resign his positions at Resource America and all of its subsidiaries which are not subsidiaries of Atlas America. Mr. Kotek received a Bachelor of Arts degree from Rutgers College in 1977 with high honors in Economics. He also received a Master in Business Administration degree from the Harvard Graduate School of Business Administration in 1981. On completion of the Atlas America offering Mr. Kotek will devote approximately 95% of his professional time to the business and affairs of the managing general partner and Atlas America, and the remainder of his professional time to the business and affairs of the managing general partner's affiliates.

Frank P. Carolas. Executive Vice President-Land and Geology and a Director since 2001. Mr. Carolas has been a Vice President of Resource America and an Executive Vice President-Land and Geology of Atlas America since 2001 and served as a Director of Atlas America from 2002 until 2004. Mr. Carolas served as Vice President of Land and Geology for the managing general partner from 1999 until 2001 and for Atlas America from 1998 until 2001. Before that Mr. Carolas served as Vice President of Atlas Energy Group, Inc. from 1997 until 1998, which was the former parent company of the managing general partner. Upon completion of the Atlas America offering, Mr. Carolas intends to resign his position at Resource America. Mr. Carolas is a certified petroleum geologist and has been with the managing general partner and its affiliates since 1981. He received a Bachelor of Science degree in Geology from Pennsylvania State University in 1981 and is an active member of the American Association of Petroleum Geologists. Mr. Carolas devotes approximately 100% of his professional time to the business and affairs of the managing general partner and Atlas America.

Jeffrey C. Simmons. Executive Vice President-Operations and a Director since January, 2001. Mr. Simmons has been a Vice President of Resource America and an Executive Vice President of Atlas America since 2001 and was a Director of Atlas America from 2002 until 2004. Mr. Simmons served as Vice President of Operations for the managing general partner from July 1999 until 2001 and for Atlas America from 1998 until 2001. Mr. Simmons joined Resource America in 1986 as a senior petroleum engineer and has served in various executive positions with its energy subsidiaries since then. Upon completion of the Atlas America offering, Mr. Simmons intends to resign his position at Resource America. Before Mr. Simmons' career with Resource America, he had worked with Core Laboratories, Inc., of Dallas, Texas, and PNC Bank of Pittsburgh. Mr. Simmons received his Petroleum Engineering degree from Marietta College in 1981 and his Masters degree in Business Administration from Ashland University in 1992. Mr. Simmons devotes approximately 80% of his professional time to the business and affairs of the managing general partner and Atlas America, and the remainder of his professional time to the business and affairs of the managing general partner's affiliates, primarily Viking Resources and Resource Energy.

Jack L. Hollander. Senior Vice President - Direct Participation Programs since 2002 and before that served as Vice President - Direct Participation Programs from 2001 until 2002. Mr. Hollander also serves as Senior Vice President - Direct Participation Programs of Atlas America since 2001. Mr. Hollander practiced law with Rattet, Hollander & Pasternak, concentrating in tax matters and real estate transactions, from 1990 to 2001, and served as in-house counsel for Integrated Resources, Inc. (a diversified financial services company) from 1982 to 1990. Mr. Hollander earned a Bachelor of Science degree from the University of Rhode Island in 1978, his law degree from Brooklyn Law School in 1981, and a Master of Law degree in Taxation from New York University School of Law Graduate Division in 1982. Mr. Hollander is a member of the New York State bar, the Investment Program Association, and the Financial Planning Association. Mr. Hollander devotes approximately 100% of his professional time to the business and affairs of the managing general partner and Atlas America.

Nancy J. McGurk. Senior Vice President since 2002, Chief Financial Officer and Chief Accounting Officer since 2001. Ms. McGurk also serves as Senior Vice President and Chief Accounting Officer of Atlas America since January, 2002 and served as Chief Financial Officer from 2002 until 2004. Ms. McGurk has been Vice President of Resource America since 1992 and its Treasurer and Chief Accounting Officer since 1989. Upon completion of the Atlas America offering, Ms. McGurk intends to resign her positions at Resource America. Also, since 1995 Ms. McGurk has served as Vice President - Finance of Resource Energy, Inc. Ms. McGurk received a Bachelor of Science degree in Accounting from Ohio State University in 1978, and has been a Certified Public Accountant since 1982. On completion of the Atlas America offering Ms. McGurk will devote approximately 80% of her professional time to the business and affairs of the managing general partner and Atlas America, and the remainder of her professional time to the business and affairs of the managing general partner's affiliates.

Michael L. Staines. Senior Vice President, Secretary, and a Director since 1998. Mr. Staines has been an Executive Vice President of Atlas America since 1998. Mr. Staines has been a Senior Vice President of Resource America since 1989 and was a director from 1989 to 2000 and Secretary from 1989 to 1998. Mr. Staines has been President of Atlas Pipeline Partners GP since 2001 and its Chief Operating Officer and a member of its Managing Board since its formation in 1999. Upon completion of the Atlas America offering, Mr. Staines intends to resign his position at Resource America. Mr. Staines is a member of the Ohio Oil and Gas Association and the Independent Oil and Gas Association of New York. Mr. Staines received a Bachelor of Science degree from Cornell University in 1971 and a Master of Business degree from Drexel University in 1977. On completion of the Atlas America offering Mr. Staines will devote approximately 5% of his professional time to the business and affairs of the managing general partner and Atlas America, and the remainder of his professional time to the business and affairs of the managing general partner's affiliates.

ITEM 10.  EXECUTIVE COMPENSATION

         We have no employees and rely on the employees of our managing general partner and its affiliates for all services. We did not directly pay any compensation to the employees of our managing general partner since inception nor do we expect to do so in future years. See Item 12, "Certain Relationships and Related Transactions," below for compensation paid to our managing general partner.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of December 31, 2003, we had issued and outstanding 5,956.21 units. No officer or director of our managing general partner owns any units. Although, subject to certain conditions, investor partners may present their units to us beginning in 2008 for purchase. However, we are not obligated to purchase more than 5% of the units in any colander year.

         Resource America owns 100% of the common stock of Atlas America, which owns 100% of the common stock of AIC, Inc., which owns 100% of the common stock of our managing general partner.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Oil and Gas Revenues. After formation, our managing general partner paid or will pay our organization and offering costs in the amount of $6,006,000, 66% of the equipment costs estimated to be $6,748,300, any equipment costs that exceeded 10% of the partnership's subscription proceeds which would otherwise have been charged to the investors and contributed all the leases on which the wells were or are being drilled, for a total capital contribution estimated to be $13,834,000. In return, our managing general partner will share in our production revenues in the same percentage as its capital contribution bears to our total capital contributions except that the managing general partner will receive an additional 7% of partnership revenues. However, our managing general partner's total revenue share may not exceed 35% of partnership revenues regardless of the amount of its capital contribution. For example, if the managing general partner contributes 25% of our total capital contributions and you and the other investors contribute 75% of our total capital contributions, then the managing general partner will receive 32% of our revenues and the other investors will receive 68% of our revenues.

         Leases. On the final closing date our managing general partner contributed to us 224 undeveloped prospects to drill approximately 213.5 net wells and received a credit in the amount of $1,079,700.

         Administrative Costs. Our managing general partner and its affiliates receive an unaccountable, fixed payment reimbursement for their administrative costs of $75 per well per month, which will be proportionately reduced if we acquire less than 100% of the working interest in a well. We estimate that $192,200 will be paid to our managing general partner once all wells are producing and on line for a full year.

         Direct Costs. Our managing general partner and its affiliates will be reimbursed for all direct costs expended on our behalf.

         Drilling Contracts. After our initial and final closing date, we entered into a drilling contract with our managing general partner to drill and complete approximately 213.5 net wells. The total amount received by our managing general partner was $40,168,500 for drilling and completing the wells for the year ended December 31, 2003.

         Per Well Charges. As the wells begin production our managing general partner, as operator, will be reimbursed at actual cost for all direct expenses incurred on our behalf and will receive well supervision fees for operating and maintaining the wells during producing operations in the amount of $275 per well per month subject to an annual adjustment for inflation. The well supervision fees are proportionately reduced to the extent we acquire less than 100% of the working interest in a well. We estimate that $704,600 will be paid to our managing general partner once all wells are producing and on line for a full year.

         Gathering Fees. We pay a combined gathering fee at a competitive rate for each mcf transported through Atlas Pipeline Partners, L.P., natural gas gathering system, currently ranging $.29-$.35 per mcf.

         Dealer-Manager Fees. As part of our formation, our managing general partner's affiliate, Anthem Securities, as dealer-manager received a 2.5% dealer-manager fee, a 7% sales commission, a .5% reimbursement of marketing expenses, and a .5% reimbursement of the selling agent's accountable due diligence fees in the amount of $3,778,000. The dealer-manager will receive no further compensation related to our formation.

         Other Compensation. If our managing general partner makes a loan to us it may receive a competitive rate of interest. If our managing general partner provides equipment, supplies and other services to us, then it may do so at competitive industry rates.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         We have not filed any reports on Form 8-K during the last quarter of the period covered by this report. Other exhibits are located on page 30.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         No aggregate fees were recognized by the Partnership during the year ending December 31, 2003 for its principal accounting firm, Grant Thornton, LLP as this was its first year of existence and production will commence the first quarter of 2004. The audit committee of the managing general partner considers whether any provision of non-audit services is compatible with maintaining the principal accountant's independence.

         Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

         Pursuant to its charter, the Audit Committee of the managing general partner is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent auditors.

                                  EXHIBIT INDEX

                             Description                                                        Location
                             -----------                                                        --------
4(a)              Certificate of Limited Partnership for                        Previously filed in the Form S-1 on June
                  Atlas America Public #12-2003 Limited Partnership             3, 2003

4(b)              Amended and Restated Certificate and Agreement of Limited     Previously filed in the Form S-1 on June
                  Partnership for Atlas America Public #12-2003 Limited         3, 2003
                  Partnership

10(a)             Drilling and Operating Agreement with exhibits                Previously filed in the Form S-1 on June 3, 2003

31.1              Certification Pursuant to Rule 13a-15(e)/15(d) - 15 (e).

31.2              Certification Pursuant to Rule 13a-15(e)/15(d) - 15 (e).

32.1              Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2              Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002


                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Atlas America Public #12-2003 Limited Partnership

By:  (Signature and Title):          Atlas Resources, Inc., Managing General Partner

By   (Signature and Title):         /s/ Freddie M. Kotek
                                    -------------------------------------------------------------------------------------------
                                    Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer and President
Date:  March 29, 2004


        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  (Signature and Title):          /s/ Freddie M. Kotek
                                    -------------------------------------------------------------------------------------------
                                    Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer and President
Date:  March 29, 2004


By  (Signature and Title):          /s/ Frank P. Carolas
                                    -----------------------------------------------------------------------------
                                    Frank P. Carolas, Executive Vice President - Land and Geology  and a Director
Date:  March 29, 2004


By  (Signature and Title):          /s/ Jeffrey C. Simmons
                                    ------------------------------------------------------------------------
                                    Jeffrey C. Simmons, Executive Vice President - Operations and a Director
Date:  March 29, 2004

By  (Signature and Title):          /s/ Nancy J. McGurk
                                    -------------------------------------------------------------------------------------
                                    Nancy J. McGurk, Vice President, Chief Financial Officer and Chief Accounting Officer
Date:  March 29, 2004


                    Supplemental information to be Furnished
                  With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-reporting Issuers

An annual report will be furnished to security holders subsequent to the filing of this report.