Form 10QSB
period 2004-03-31
ATLAS AMERICA PUBLIC 12 2003 PROGRAM
filed 2004-05-13
CIK 1238289

U.S. Securities and Exchange Commission
Washington, D.C. 20549
Form 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from _______ to _______

Commission file number 333-105811

Atlas America Public #12-2003 Limited Partnership
(Name of small business issuer in its charter)

Delaware (State of other jurisdiction of incorporation or organization)	54-2113989 (I.R.S. Employer Identification No.)

311 Rouser Road Moon Township, Pennsylvania (Address of principal executive offices)	15108 (Zip code)

Issuer's telephone number, including area code: (412) 262-2830

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

ATLAS AMERICA PUBLIC #12-2002 Limited Partnership (A Delaware Limited Partnership) INDEX TO QUARTERLY REPORT ON FORM-10QSB

		PAGE
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Balance Sheets as of March 31, 2004 (Unaudited) and December 31, 2003	3

	Statements of Operations for the Three Months ended March 31, 2004 and 2003 (Unaudited)	4

	Statement of Partners' Capital Accounts for the Three Months ended March 31, 2004 (Unaudited)	5

	Statements of Cash Flows for the Three Months ended March 31, 2004 and 2003 (Unaudited)	6

	Notes to Financial Statements (Unaudited)	7 - 8

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	9 - 10

Item 3	Controls and Procedures	10

PART II	OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K	10

SIGNATURES		11

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership (A Delaware Limited Partnership) BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$ 52,800	$ 100
Accounts receivable - affiliate	388,200	--

Total current assets	441,000	100

Oil and gas properties (successful efforts)	48,109,000	41,248,200
Less accumulated depletion and depreciation	(2,206,100)	--

	45,902,900	41,248,200

	$ 46,343,900	$ 41,248,300

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
Accrued liabilities	$ 2,900	$ --

Total current liabilities	2,900	--

Asset retirement obligations	260,000	--

Partners' capital:
Managing general partner	7,540,000	1,079,800
Limited partners (4,024.015 units)	38,541,000	40,168,500

	46,081,000	41,248,300

	$ 46,343,900	$ 41,248,300

The accompanying notes are an integral part of these financial statements 3

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership (A Delaware Limited Partnership) STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended March 31,
2004
REVENUES:
Natural gas and oil sales	$506,700

Total revenues	506,700

COSTS AND EXPENSES:
Production expenses	51,500
Depletion and depreciation of oil and gas properties	2,206,100
Accretion of asset retirement obligation	3,800
General and administrative expenses	17,100

Total expenses	2,278,500

Net loss	$(1,771,800)

Allocation of net loss:
Managing general partner	$(142,500)
Limited partners	$(1,629,300)
Net loss per limited partnership unit	$(405)

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
(A Delaware Limited Partnership)
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2004

	Managing General Partner	Limited Partners	Total
Balance at January 1, 2004	$ 1,079,800	$ 40,168,500	$ 41,248,300

Participation in revenue and expenses:
Net production revenues	147,700	307,500	455,200
Depletion and depreciation	(283,400)	(1,922,700)	(2,206,100)
Accretion of asset retirement obligation	(1,200)	(2,600)	(3,800)
General and administrative	(5,600)	(11,500)	(17,100)

Net (loss)	(142,500)	(1,629,300)	(1,771,800)

Contributions	6,602,700	1,800	6,604,500

Balance at March 31, 2004	$ 7,540,000	$ 38,541,000	$ 46,081,000

The accompanying notes are an integral part of this financial statement 5

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership (A Delaware Limited Partnership) STATEMENTS OF CASH FLOWS (Unaudited)

Three Months Ended March 31,
2004
Cash flows from operating activities:
Net loss	$ (1,771,800)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion and depreciation	2,206,100
Accretion of asset retirement obligation	3,800
(Increase) in accounts receivable - affiliate	(388,200)
Increase in accrued liabilities	2,900

Net cash provided by operating activities	52,800

Cash flows from investing activities:
Capital expenditures	(1,900)

Net cash used in investing activities	(1,900)

Cash flows from financing activities:
Additional limited partner contribution	1,800

Net cash provided by financing activities	1,800

Net increase in cash	52,700
Cash at beginning of period	100

Cash at end of period	$ 52,800

Supplemental schedule of noncash activities:
Tangible equipment costs constributed by the Managing General Partner	$ 6,602,700
Asset retirement obligations and costs	$ 256,200

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
March 31, 2004

NOTE 1 — BASIS OF PRESENTATION

         The financial statements of Atlas America Public #12-2003 Limited Partnership (the Partnership) for the three months ended March 31, 2004 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10–KSB for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004 may not necessarily be indicative of the results of operations for the year ending December 31, 2004.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

        For cash and cash equivalents, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

Asset Retirement Obligations-Change in Accounting Principle

        The Partnership accounts for its estimated plugging and abandonment of its oil and gas properties in accordance with SFAS 143, “Accounting for Asset Retirement Obligations.”

        A reconcilation of the Partnership's liability for plugging and abandonment costs for the three months ending March 31, 2004, is a follows:

Asset retirement obligations at December 31, 2003	$ --
Liabilities incurred from drilling wells	256,200
Accretion expense	3,800

Asset retirement obligations at March 31, 2004	$ 260,000

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS — (Continued)
March 31, 2004

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Supplemental Cash Flow Information

        The Partnership considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents. No cash was paid for interest or income taxes for the three months ended March 31, 2004.

Comprehensive Income

         The Partnership is subject to the provisions of Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” which requires disclosure of comprehensive income and its components. Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources. These changes, other than net income, are referred to as “other comprehensive income.” The Partnership has no material elements of comprehensive income, other than net income, to report.

NOTE 3 — TRANSACTIONS WITH ATLAS AND ITS AFFILIATES

         The Partnership has entered into the following significant transactions with Atlas Resources, Inc. (“Atlas”), the Managing General Partner, and its affiliates as provided under the Partnership agreement:

o	Administrative costs payable to Atlas at $75 per well per month. Administrative costs incurred for the three months ended March 31, 2004 were $6,500.

o	Monthly well supervision fees payable to Atlas at $275 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three months ended March 31, 2004 were $19,400.

o	Transportation fees paid to Atlas range from $.29-$.35 per mcf. Transportation costs incurred for the three months ended March 31, 2004 were $28,300.

o	As managing general partner, Atlas performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable–affiliate on the balance sheet represents the net production revenues due from Atlas.

Forward-Looking Statements

        WHEN USED IN THIS FORM 10-QSB, THE WORDS “BELIEVES” “ANTICIPATES” “EXPECTS” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES MORE PARTICULARLY DESCRIBED IN ITEM 1 OF OUR ANNUAL REPORT ON FORM 10-KSB. THESE RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO FORWARD-LOOKING STATEMENTS WHICH WE MAY MAKE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-QSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

         The plan of operations and liquidity discussion should be read in conjunction with our Financial Statements and the notes to our Financial Statements.

        For the next 12 months our managing general partner believes that we have adequate capital to drill and develop approximately 227 gross (215.25 net) wells under our drilling and operating agreement. Our producing operations commenced in the fourth quarter of 2003. We expect all of our wells to be connected and producing by the end of our second quarter. Our wells are drilled primarily in western Pennsylvania. Funds contributed by our investor partners and our managing general partner after our formation are the only funds available to us for drilling activities, no other wells will be drilled after this initial group. Although we estimate that 227 gross development wells will be drilled, we cannot guarantee that all of our proposed wells will be drilled or completed. Each of our proposed wells is unique and the ultimate costs incurred may be more or less than our current estimates. At March 31, 2004, 62 gross wells were online. The remaining wells are expected to be online by the end of our second quarter ending June 30, 2004.

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

        We have not and will not devote any funds to research and development activities and no new products or services will be introduced. We do not plan to sell any of our wells and will continue to produce them until they are depleted at which time they will be plugged and abandoned. We have no employees and rely on our managing general partner for management. See Item 9 “Directors, Executive Officers and Significant Employees, Compliance With Section 16(A) of the Exchange Act.” As filed in our December 31, 2003 Form 10 KSB.

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to provision for possible losses, asset retirement obligations and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        SFAS No. 143, “Accounting for Asset Retirement Obligation” (“SFAS 143”) establishes requirements for accounting for the removal costs associated with asset retirements. SFAS 143 results in the recording of our estimated future well plugging costs as an increase to oil and gas properties and an associated asset retirement obligation liability, which will be accreted over the estimated life of our wells. Depreciation and depletion will not increase due to adoption as the additional cost basis associated with the plugging liability was offset by the estimated salvage value to be realized upon disposal of our wells.

        For a detailed discussion on the application of our remaining policies critical to our business operations and other accounting policies, see Note 2 of the “Notes to Financial Statements” in our Annual Report on Form 10-KSB.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our Managing General Partner’s Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1923) as of March 31, 2004. Based upon this evaluation, these officers believe that our disclosure controls and procedures are effective.

Changes in Internal Controls

        There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

PART II. OTHER INFORMATION

ITEM 6. Reports on Form 8-K

        We have not filed any reports on Form 8-K during the last quarter of the period covered by this report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas America Public #12-2003 Limited Partnership

By: (Signature and Title):	Atlas Resources, Inc., Managing General Partner

By: (Signature and Title)	/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer and President
Date:	May 13, 2004
In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: (Signature and Title)	/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer and President
Date:	May 13, 2004

By: (Signature and Title)	/s/ Nancy J. McGurk
Nancy J. McGurk, Senior Vice-President, Chief Financial Officer and Chief Accounting Officer
Date:	May 13, 2004

EXHIBIT INDEX

	Description	Location
4(a)	Certificate of Limited Partnership for	Previously filed in the Form
	Atlas America Public #12–2003 Limited Partnership	S–1 on June 3, 2003

4(b)	Amended and Restated Certificate and Agreement	Previously filed in the Form
	of Limited Partnership for Atlas America Public #12–2003	S–1 on June 3, 2003
Limited Partnership

10(a)	Drilling and Operating Agreement with exhibits	Previously filed in the Form
S–1 on June 3, 2003

31.1	Certification Pursuant to Rule 13a-15(e)/15(d)-15(e).
31.2	Certification Pursuant to Rule 13a-15(e)/15(d)-15(e).
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002