Form 10QSB
period 2004-06-30
ATLAS AMERICA PUBLIC 12 2003 PROGRAM
filed 2004-08-16
CIK 1238289

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[ X ]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

[    ]                  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from _______ to _______

Commission file number 333-105811

Atlas America Public #12–2003 Limited Partnership
(Name of small business issuer in its charter)

Delaware                                                                                                                                                       54-2113989
(State or other jurisdiction of                                                                                                                       (I.R.S. Employer
incorporation or organization)                                                                                                                  Identification No.)

311 Rouser Road
Moon Township, PA                                                                                                                                                  15108
(Address of principal executive offices)                                                                                                               (Zip code)

Issuer's telephone number, including area code: (412) 262-2830

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X       No

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10QSB

PART I	FINANANCIAL INFORMATION	PAGE

Item 1.	Financial Statements

	Balance Sheets as of June 30, 2004 (Unaudited) and Decemebr 31, 2003	3

	Statements of Operations for the Three Months and Six Months ended June 30, 2004 and 2003 (Unaudited)	4

	Statements of Partners' Capital Accounts for the Six Months ended June 30, 2004 (Unaudited)	5

	Statements of Cash Flows for the Six Months ended June 30, 2004 (Unaudited)	6

	Notes to Financial Statements (Unaudited)	7-8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of	9-10
	Operations

Item 3.	Controls and Procedures	10

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	10

SIGNATURES	11

CERTIFICATIONS	13-16

PART I

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
(A Delaware Limited Partnership)
BALANCE SHEETS

	June 30,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Current Assets:
Cash	$354,600	$100
Accounts receivable - affiliate	2,452,100	-

Total current assets	2,806,700	100

Oil and gas properties (successful efforts)	48,498,000	41,248,200
Less accumulated depletion and depreciation	(1,833,300)	-

	46,664,700	41,248,200

	$49,471,400	$41,248,300

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accrued liabilities	$10,200	$-

Total current liabilities	10,200	-

Asset retirement obligations	665,200	-

Partners' capital:
Managing General Partner	8,347,600	1,079,800
Limited Partners (4,024.015 units)	40,448,400	40,168,500

	48,796,000	41,248,300

	$49,471,400	$41,248,300

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
(A Delaware Limited Partnership)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2004	2004

REVENUES:
Natural gas and oil sales	$3,088,900	$3,595,600
Interest income	100	100

Total revenues	3,089,000	3,595,700

COSTS AND EXPENSES:
Production expenses	226,600	318,100
Depletion and depreciation of oil and gas properties	1,596,800	1,833,300
Accretion of asset retirement obligation	16,200	20,000
General and administrative expenses	46,700	63,800

Total expenses	1,926,300	2,235,200

Net Income	$1,162,700	$1,360,500

Allocation of net income:
Managing general partner	$690,000	$800,500
Limited partners	$472,700	$560,000

Net income per limited partnership unit:
Net income per limited partnership unit	$117	$139

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
(A Delaware Limited Partnership)
STATEMENTS OF PARTNERS’ CAPITAL ACCOUNTS
FOR SIX MONTHS ENDED JUNE 30, 2004
(Unaudited)

	Managing
	General	Limited
	Partner	Partners	Total

Balance at January 1, 2004	$1,079,800	$40,168,500	$41,248,300

Participation in revenue and cost and expenses:
Net production revenues	1,063,200	2,214,300	3,277,500
Interest income	--	100	100
Depletion and depreciation	(235,500)	(1,597,800)	(1,833,300)
Accretion of asset retirement obligations	(6,500)	(13,500)	(20,000)
General and administrative	(20,700)	(43,100)	(63,800)

Net income	800,500	560,000	1,360,500)

Contributions	6,602,700	1,800	6,604,500

Distributions	(135,400)	(281,900)	(417,300)

Balance at June 30, 2004	$8,347,600	$40,448,400	$48,796,000

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
(A Delaware Limited Partnership)
STATEMENT OF CASH FLOWS
(Unaudited)

Six Months Ended
June 30,
2004

Cash flows from operating activities:
Net income	$1,360,500
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion and depreciation	1,833,300
Accretion of asset retirement obligations	20,000
(Increase) in accounts receivable - affiliate	(2,452,100)
Increase in accrued liabilities	10,200

Net cash provided by operating activities	771,900

Cash flows from investing activities:
Capital expenditures	(1,900)

Net cash used in investing activities	(1,900)

Cash flows from financing activities:
Additional limited partner contribution	1,800
Capital distributions	(417,300)

Net cash used in financing activities	(415,500)

Net increase in cash	354,500
Cash at beginning of period	100

Cash at end of period	$354,600

Supplemental Schedule of Non-cash Activities:
Tangible equipment costs contributed by the Managing General Partner	$6,602,700

Asset retirement obligations and costs	$645,200

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
June 30, 2004

NOTE 1 — BASIS OF PRESENTATION

        The financial statements of Atlas America Public #12-2003 Limited Partnership (the Partnership) as of June 30, 2004 and for the three months and six months ended June 30, 2004 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB for the year ended December 31, 2003. The results of operations for the six months ended June 30, 2004 may not necessarily be indicative of the results of operations for the year ending December 31, 2004. The partnership commenced operations in the fourth quarter of 2003.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

        For cash and cash equivalents, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

Asset Retirement Obligations-Change in Accounting Principle

        The Partnership accounts for its estimated plugging and abandonment of its oil and gas properties in accordance with Statement of Financial Accounting Standards (“SFAS”) 143, “Accounting for Asset Retirement Obligations.”

        A reconciliation of the Partnership’s liability for plugging and abandonment costs for the six months ending June 30, 2004, is as follows:

Asset retirement obligations at December 31, 2003	$-
Liabilities incurred from drilling wells	645,200
Accretion expense	20,000

Asset retirement obligations at June 30, 2004	$665,200

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
June 30, 2004

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Supplemental Cash Flow Information

        The Partnership considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents. No cash was paid for interest or income taxes for the six months ended June 30, 2004.

Comprehensive Income

        The Partnership is subject to the provisions of SFAS 130, “Reporting Comprehensive Income,” which requires disclosure of comprehensive income and its components. Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources. These changes, other than net income, are referred to as “other comprehensive income.” The Partnership has no material elements of comprehensive income, other than net income, to report.

NOTE 3 — TRANSACTIONS WITH ATLAS RESOURCES, INC. AND ITS AFFILIATES

        The Partnership has entered into the following significant transactions with Atlas Resources, Inc. (“Atlas”), the Managing General Partner, and its affiliates as provided under the Partnership agreement:

•	Administrative costs are payable to Atlas at $75 per well per month. Administrative costs incurred for the three and six months ended June 30, 2004 were $26,600 and $33,100, respectively.

•	Monthly well supervision fees are payable to Atlas at $275 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three and six months ended June 30, 2004 were $84,600 and $104,000, respectively.

•	Transportation fees paid to Atlas range from $.29-$.35 per mcf. Transportation costs incurred for the three and six months ended June 30, 2004 were $104,700 and $133,000, respectively.

•	As managing general partner, Atlas performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable – affiliate on the balance sheet represents the net production revenues due from Atlas.

ITEM 2. MANAGEMENT’S PLAN OF OPERATIONS (UNAUDITED)

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

        For the next 12 months our managing general partner believes that we have adequate capital to drill and develop approximately 227 gross (215.25 net) wells under our drilling and operating agreement. Our producing operations commenced in the fourth quarter of 2003. We expect all of our wells to be connected and producing by the end of our third quarter of 2004. Our wells are drilled primarily in western Pennsylvania. Funds contributed by our investor partners and our managing general partner after our formation are the only funds available to us for drilling activities, no other wells will be drilled after this initial group. Although we estimate that 227 gross development wells will be drilled, we cannot guarantee that all of our proposed wells will be drilled or completed. Each of our proposed wells is unique and the ultimate costs incurred may be more or less than our current estimates. At June 30, 2004, 161 gross wells were online. The remaining wells are expected to be online by the end of our third quarter ending September 30, 2004.

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

        SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) establishes requirements for accounting for the removal costs associated with asset retirements. SFAS 143 results in the recording of our estimated future well plugging costs as an increase to oil and gas properties and an associated asset retirement obligation liability, which will be accreted over the estimated life of our wells. Depreciation and depletion will not increase due to adoption as the additional cost basis associated with the plugging liability was offset by the estimated salvage value to be realized upon disposal of our wells.

        For a detailed discussion on the application of our remaining policies critical to our business operations and other accounting policies, see Note 2 of the “Notes to Financial Statements” in our Annual Report on Form 10-KSB.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our Managing General Partner’s Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1923) as of June 30, 2004. Based upon this evaluation, these officers believe that our disclosure controls and procedures are effective.

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

Atlas America Public #12–2003 Limited Partnership

By: (Signature and Title):           Atlas Resources, Inc., Managing General Partner

By: (Signature and Title):           /s/ Freddie M. Kotek
                                                     Freddie M. Kotek, Chairman of the Board of Directors,
                                                     Chief Executive Officer and President

Date: August 16,2004

        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: (Signature and Title):           /s/ Freddie M. Kotek
                                                     Freddie M. Kotek, Chairman of the Board of Directors,
                                                     Chief Executive Officer and President

Date: August 16,2004

By: (Signature and Title):           /s/ Nancy J. McGurk
                                                     Nancy J. McGurk, Senior Vice-President,
                                                     Chief Financial Officer and Chief Accounting Officer

Date: August 16,2004

EXHIBIT INDEX

4(a)	Certificate of Limited Partnership for	Previously filed in Form
	Atlas America Public #12–2003 Limited Partnership	S-1 on June 3,2003

4(b)	Amended and Restated Certificate and Agreement	Previously filed in Form
	of Limited Partnership for Atlas America Public #12–2003	S-1 on June 3, 2003
Limited Partnership

10(a)	Drilling and Operating Agreement with exhibits	Previously filed in Form
S-1 on June 3, 2003

31.1	Certification Pursuant to Rule 13a-15(e)/15(d)-15(e).

31.2	Certification Pursuant to Rule 13a-15(e)/15(d)-15(e).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.