Form 10QSB
period 2004-09-30
ATLAS AMERICA PUBLIC 12 2003 PROGRAM
filed 2004-11-15
CIK 1238289

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

[ X ]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10QSB

PART I	FINANANCIAL INFORMATION	PAGE

Item 1.	Financial Statements

	Balance Sheets as of September 30, 2004 (Unaudited) and Decemeber 31, 2003	3

	Statements of Operations for the Three Months and Nine Months ended September 30, 2004 and 2003 (Unaudited)	4

	Statements of Partners' Capital Accounts for the Nine Months ended September 30, 2004 (Unaudited)	5

	Statements of Cash Flows for the Nine Months ended September 30, 2004 (Unaudited)	6

	Notes to Financial Statements (Unaudited)	7-8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of	9-10
	Operations

Item 3.	Controls and Procedures	10

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	10

SIGNATURES	11

CERTIFICATIONS	13-16

PART I

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership

(A Delaware Limited Partnership)
BALANCE SHEETS

	September 30,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Current Assets:
Cash	$2,057,400	$100
Accounts receivable - affiliate	3,448,900	--

Total current assets	5,506,300	100

Oil and gas properties (successful efforts)	48,852,900	41,248,200
Less accumulated depletion and depreciation	(5,037,800)	-

	43,815,100	41,248,200

	$49,321,400	$41,248,300

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accrued liabilities	$15,300	$-

Total current liabilities	15,300	-

Asset retirement obligations	1,045,000	-

Partners' capital:
Managing General Partner	8,624,200	1,079,800
Limited Partners (4,024.015 units)	39,636,900	40,168,500

	48,261,100	41,248,300

	$49,321,400	$41,248,300

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
(A Delaware Limited Partnership)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2004	2004

REVENUES:
Natural gas and oil sales	$3,988,700	$7,584,300
Interest income	900	1,000

Total revenues	3,989,600	7,585,300

COSTS AND EXPENSES:
Production expenses	390,500	708,600
Depletion and depreciation of oil and gas	3,204,500	5,037,800
properties
Accretion of asset retirement obligation	25,000	45,000
General and administrative expenses	52,300	116,100

Total expenses	3,672,300	5,907,500

Net Income	$317,300	$1,677,800

Allocation of net income:
Managing general partner	$553,000	$1,353,500
Limited partners	$(235,700)	$324,300

Net income per limited partnership unit:
Net income per limited partnership unit	$(58)	$81

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
(A Delaware Limited Partnership)
STATEMENTS OF PARTNERS’ CAPITAL ACCOUNTS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2004
(Unaudited)

	Managing
	General	Limited
	Partner	Partners	Total

Balance at January 1, 2004	$1,079,800	$40,168,500	$41,248,300
Participation in revenue and cost and expenses:
Net production revenues	2,230,500	4,645,200	6,875,700
Interest income	300	700	1,000
Depletion and depreciation	(825,000)	(4,212,800)	(5,037,800)
Accretion of asset retirement obligations	(14,600)	(30,400)	(45,000)
General and administrative	(37,700)	(78,400)	(116,100)

Net income	1,353,500	324,300	1,677,800

Contributions	6,602,700	1,800	6,604,500

Distributions	(411,800)	(857,700)	(1,269,500)

Balance at September 30, 2004	$8,624,200	$39,636,900	$48,261,100

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
(A Delaware Limited Partnership)
STATEMENT OF CASH FLOWS
(Unaudited)

Nine Months Ended
September 30,
2004

Cash flows from operating activities:
Net income	$1,677,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and depreciation	5,037,800
Accretion of asset retirement obligations	45,000
Increase in accounts receivable - affiliate	(3,448,900)
Increase in accrued liabilities	15,300

Net cash provided by operating activities	3,327,000

Cash flows from investing activities:
Capital expenditures	(2,000)

Net cash used in investing activities	(2,000)

Cash flows from financing activities:
Limited partner contributions	1,800
Distributions to partners	(1,269,500)

Net cash used in financing activities	(1,267,700)

Net increase in cash	2,057,300
Cash at beginning of period	100

Cash at end of period	$2,057,400

Supplemental Schedule of Non-cash Activities:
Tangible equipment costs contributed by the Managing General Partner	$6,602,700

Asset retirement obligations	$1,000,000

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
September 30, 2004

NOTE 1 — BASIS OF PRESENTATION

        The financial statements of Atlas America Public #12-2003 Limited Partnership (the Partnership) as of September 30, 2004 and for the three months and nine months ended September 30, 2004 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB for the year ended December 31, 2003. The results of operations for the nine months ended September 30, 2004 may not necessarily be indicative of the results of operations for the year ending December 31, 2004. The partnership commenced operations in the fourth quarter of 2003.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

        For cash and cash equivalents, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

Asset Retirement Obligations-Change in Accounting Principle

        The Partnership accounts for the estimated plugging and abandonment costs of the oil and gas properties in accordance with Statement of Financial Accounting Standards (“SFAS”) 143, “Accounting for Asset Retirement Obligations.”

        A reconciliation of the Partnership’s liability for plugging and abandonment costs for the nine months ending September 30, 2004, is as follows:

Asset retirement obligations at December 31, 2003	$--
Liabilities incurred from drilling wells	1,000,000
Accretion expense	45,000

Asset retirement obligations at September 30, 2004	$1,045,000

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 2004

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Supplemental Cash Flow Information

        The Partnership considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents. No cash was paid for interest or income taxes for the nine months ended September 30, 2004.

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

NOTE 3 — TRANSACTIONS WITH ATLAS RESOURCES, INC. AND ITS AFFILIATES

        The Partnership has entered into the following significant transactions with Atlas Resources, Inc. ("Atlas"), the Managing General Partner, and its affiliates as provided under the Partnership agreement:

•	Administrative costs which is included in general and administrative costs in the Statement of Operations are payable to Atlas at $75 per well per month. Administrative costs incurred for the three and nine months ended September 30, 2004 were $39,500 and $72,600, respectively.

•	Monthly well supervision fees which is included in production expenses in the Statement of Operations are payable to Atlas at $275 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three and nine months ended September 30, 2004 were $137,000 and $241,000, respectively.

•	Transportation fees which is included in production expenses in the Statement of Operations are payable to Atlas which range from $.29-$.35 per mcf. Transportation costs incurred for the three and nine months ended September 30, 2004 were $218,800 and $351,800, respectively.

•	As managing general partner, Atlas performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable - affiliate on the balance sheet represents the net production revenues due from Atlas.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED)

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

         Our producing operations commenced in the fourth quarter of 2003. We expect all of our wells to be connected and producing by the end of our fourth quarter of 2004. Our wells are drilled primarily in western Pennsylvania. Funds contributed by our investor partners and our managing general partner after our formation are the only funds available to us for drilling activities, no other wells will be drilled after this initial group. At September 30, 2004, we had connected 194 gross wells and plugged 6 gross wells which we determined were uneconomic to produce. The remaining wells are expected to be online by the end of our fourth quarter ending December 31, 2004.

Results of Operations

         The following table sets forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production cost per equivalent unit during the periods indicated:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,

	2004	2004

Production revenues (in thousands)
Gas	$3,757	$7,297
Oil	$232	$288
Production volumes:
Gas (thousands of cubic feet (“mcf”)/day)	6,011	4,215
Oil (barrels (“bbls”)/day)	67	28
Average sales prices:
Gas (per mcf)(1)	$6.79	$6.32
Oil (per bbl)	$37.82	$37.57
Average production costs:
As a percent of sales	10%	9%
(per mcf equivalent unit)	$.66	$.59

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to provision for possible losses, asset retirement obligations, depletion and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) establishes requirements for accounting for the removal costs associated with asset retirements. SFAS 143 resulted in the recording of our estimated future well plugging costs as an increase to oil and gas properties and an associated asset retirement obligation liability, which will be accreted over the estimated life of our wells. Depreciation and depletion will not increase due to adoption as the additional cost basis associated with the plugging liability was offset by the estimated salvage value to be realized upon disposal of our wells.

        For a detailed discussion on the application of our remaining policies critical to our business operations and other accounting policies, see Note 2 of the “Notes to Financial Statements” in our Annual Report on Form 10-KSB.

ITEM 3. CONTROLS AND PROCEDURES

   Evaluation of Disclosure Controls and Procedures

        Our Managing General Partner’s Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1923) as of September 30, 2004. Based upon this evaluation, these officers believe that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

        We have not filed any reports on Form 8-K during the period covered by this report.

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

Date:  November 15, 2004

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

Date:  November 15, 2004

By: (Signature and Title):           /s/ Nancy J. McGurk
                                                     Nancy J. McGurk, Senior Vice-President,
                                                     Chief Financial Officer and Chief Accounting Officer

Date:  November 15, 2004

EXHIBIT INDEX

	Description	Location

4(a)	Certificate of Limited Partnership for	Previously filed in Form
	Atlas America Public #12–2003 Limited Partnership	S-1 on June 3,2003

4(b)	Amended and Restated Certificate and Agreement	Previously filed in Form
	of Limited Partnership for Atlas America Public #12–2003	S-1 on June 3, 2003
Limited Partnership

10(a)	Drilling and Operating Agreement with exhibits	Previously filed in Form
S-1 on June 3, 2003

31.1	Certification Pursuant to Rule 13a-14/15(d)-14.

31.2	Certification Pursuant to Rule 13a-14/15(d)-14.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.