Form 10QSB
period 2005-03-31
ATLAS AMERICA PUBLIC 12 2003 PROGRAM
filed 2005-05-16
CIK 1238289

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 333-105811

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
(Name of small business issuer in its charter)

Delaware	54-2113989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer
311 Rouser Road	Identification No.)
Moon Township, PA	15108
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number, including area code: (412) 262-2830

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No ☒

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10QSB

PART I

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
(A Delaware Limited Partnership)
BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,471,700	$1,024,500
Accounts receivable - affiliate	3,453,000	4,616,600
Total current assets	5,924,700	5,641,100

Oil and gas properties (successful efforts)	52,218,500	52,218,500
Less accumulated depletion and depreciation	(7,711,400)	(5,936,300)
	44,507,100	46,282,200
	$50,431,800	$51,923,300

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$25,500	$20,400
Total current liabilities	25,500	20,400

Asset retirement obligation	1,203,200	1,185,400

Partners’ capital:
Managing General Partner	11,870,300	11,945,500
Limited Partners (4,024.015 units)	37,332,800	38,772,000
	49,203,100	50,717,500
	$50,431,800	$51,923,300

The accompanying notes are an integral part of this financial statement

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
(A Delaware Limited Partnership)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2005	2004
REVENUES:
Natural gas and oil sales	$3,832,800	$506,700
Interest income	6,100	-
Total revenues	3,838,900	506,700

COSTS AND EXPENSES:
Production expenses	415,800	51,500
Depletion and depreciation of oil and gas properties	1,775,100	2,206,100
Accretion of asset retirement obligation	17,800	3,800
General and administrative expenses	56,800	17,100
Total expenses	2,265,500	2,278,500
Net earnings (loss)	$1,573,400	$(1,771,800)

Allocation of net earnings (loss):
Managing general partner	$926,500	$(142,500)
Limited partners	$646,900	$(1,629,300)

Net earnings (loss) per limited partnership unit	$161	$(405)

The accompanying notes are an integral part of this financial statement

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
(A Delaware Limited Partnership)
STATEMENTS OF PARTNERS’ CAPITAL ACCOUNTS
FOR THREE MONTHS ENDED March 31, 2005
(Unaudited)

	Managing
	General	Limited
	Partner	Partners	Total
Balance at January 1, 2005	$11,945,500	$38,772,000	$50,717,500

Participation in revenues and expenses:
Net production revenues	1,195,900	2,221,100	3,417,000
Interest income	2,100	4,000	6,100
Depletion and depreciation	(245,400)	(1,529,700)	(1,775,100)
Accretion of asset retirement obligation	(6,200)	(11,600)	(17,800)
General and administrative	(19,900)	(36,900)	(56,800)
Net earnings	926,500	646,900	1,573,400

Distributions	(1,001,700)	(2,086,100)	(3,087,800)

Balance at March 31, 2005	$11,870,300	$37,332,800	$49,203,100

The accompanying notes are an integral part of this financial statement

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
(A Delaware Limited Partnership)
STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2005	2004
Cash flows from operating activities:
Net earnings (loss)	$1,573,400	$(1,771,800)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depletion and depreciation	1,775,100	2,206,100
Accretion of asset retirement obligation	17,800	3,800
Decrease (Increase) in accounts receivable - affiliate	1,163,600	(388,200)
Increase in accrued liabilities	5,100	2,900

Net cash provided by operating activities	4,535,000	52,800

Cash flows from investing activities:
Additional limited partner contribution	-	1,800

Net cash provided by investing activities	-	1,800

Cash flows from financing activities:
Partners distribution	(3,087,800)	-
Capital expeditures	-	(1,900)

Net cash used in financing activities	(3,087,800)	(1,900)

Net increase in cash and cash equivalents	1,447,200	52,700
Cash and cash equivalents at beginning of period	1,024,500	100
Cash and cash equivalents at end of period	$2,471,700	$52,800

The accompanying notes are an integral part of this financial statement

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial statements of Atlas America Public #12-2003 Limited Partnership (the Partnership) as of and for the three months ended March 31, 2005 and 2004 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB for the year ended December 31, 2004. The results of operations for the three months ended March 31, 2005 may not necessarily be indicative of the results of operations for the year ending December 31, 2005.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s annual report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

Recently Issued Financial Accounting Standards

In April 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, Accounting for Conditional Assets Retirement Obligations (“FIN 47”), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement cost will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.

FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this interpretation is encouraged. As FIN 47 was recently issued, the Company has not determined whether the interpretation will have a significant adverse effect on its financial position or results of operations.

Fair Value of Financial Instruments

For cash and cash equivalents, receivables and payables, the carrying amounts approximate fair value because of the short maturity of these instruments.

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Asset Retirement Obligation

The Partnership accounts for the estimated plugging and abandonment costs of the oil and gas properties in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.”

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the three months ending March 31, 2005 and 2004 is as follows:

	2005	2004

Asset retirement obligation at beginning of period	$1,185,400	$-
Adoption of SFAS No. 143	-	256,200
Accretion expense	17,800	3,800
Total asset retirement obligation at end of period	$1,203,200	$260,000

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
(A Delaware Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Supplemental Cash Flow Information

The Partnership considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents. No cash was paid for interest or income taxes for the three months ended March 31, 2005.

Credit Risk

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in deposits with high-quality-financial institutions. At March 31, 2005, the Partnership had $2,552,500 in deposits at one bank of which $2,452,500 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

Comprehensive Income

The Partnership is subject to the provisions of SFAS No.130, “Reporting Comprehensive Income,” which requires disclosure of comprehensive income and its components. Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources. These changes, other than net income, are referred to as “other comprehensive income.” The Partnership has no material elements of comprehensive income, other than net earnings, to report.

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, INC. AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with Atlas Resources, Inc. (“Atlas”), the Managing General Partner, and its affiliates as provided under the Partnership agreement:

·
Administrative costs which are included in general and administrative costs in the Statements of Operations are payable to Atlas at $75 per well per month. Administrative costs incurred for the three months ended March 31, 2005 and 2004 were $45,900 and $6,500, respectively.

·
Monthly well supervision fees which are included in production expenses in the Statements of Operations are payable to Atlas at $275 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three months ended March 31, 2005 and 2004 were $165,200 and $19,400, respectively.

·
Transportation fees which are included in production expenses in the Statements of Operations are payable to Atlas at $.29-$.35 per mcf (one thousand cubic feet). Transportation costs incurred for the three months ended March 31, 2005 and 2004 were $162,400 and $28,300, respectively.

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

Management’s Discussion and Analysis should be read in conjunction with our Financial Statements and the Notes to our Financial Statements.

Results of Operations

The following table sets forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production cost per equivalent unit during the periods indicated:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2005	2004
Production revenues (in thousands)
Gas	$3,675	$505
Oil	$158	$2

Production volumes:
Gas (thousands of cubic feet (“mcf”)/day)	5,674	863
Oil (barrels (“bbls”)/day)	39	1

Average sales prices:
Gas (per mcf)	$7.20	$6.43
Oil (per bbl)	$44.54	$32.25

Average production costs:
As a percent of sales	11%	10%
(per mcf equivalent unit)	$.78	$.65

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED) - (Continued)

Results of Operations - (Continued)

Revenues. Our natural gas revenues were $3,674,800 and $505,200 for the three months ended March 31, 2005 and 2004, respectively an increase of $3,169,600 (627%). This increase was partially due to an increase in production volumes to 5,674 mcf per day for the three months ended March 31, 2005, from 863 mcf per day for the three months ended March 31, 2004, an increase of 4,811 mcf per day (557%). The average sales price we received for our natural gas also increased to $7.20 per mcf for the three months ended March 31, 2005 from $6.43 per mcf for the three months ended March 31, 2004, an increase of $0.77 per mcf (12%). The $3,169,600 increase in gas revenue for the three months ended March 31, 2005 as compared to the prior year similar period was attributable to a $2,778,400 increase in production volumes and a $391,200 increase in natural gas sale prices. The overall increase in gas production volumes resulted primarily due to all the wells being on line for the three months ended March 31, 2005.

Expenses. Production expenses were $415,800 and $51,500 for the three months ended March 31, 2005 and 2004, respectively, an increase of $364,300 (707%). This increase is primarily attributable to an increase in operating, transportation and variable expenses due to all wells being on line for the three months ended March 31, 2005.

Depletion and depreciation of oil and gas properties as a percentage of oil and gas revenues was 46% and 435% in the three months ended March 31, 2005 and 2004, respectively. This percentage change is directly attributable to changes in revenues and our oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended March 31, 2005 and 2004 were $56,800 and $17,100, respectively, an increase of $39,700 (232%). These expenses include legal, tax and audit fees, as well as the monthly administrative fee charged by the managing general partner. This increase is primarily due to higher administrative fees as compared to the prior year similar period, due to all wells being on line.

Liquidity and Capital Resources. Cash proved by operating activities increased $4,482,200 in the three months ended March 31, 2005 to $4,535,000 from $52,800 for the three months ended March 31, 2004. The increase was primarily due to an increase in net earnings from operations before depletion and depreciation for the current period, due to all wells being online for the three months ended March 31, 2005, and decrease in accounts receivable.

Cash used in financing activities increased $3,087,800 during the three months ended March 31, 2005 compared to the three months ended March 31, 2004. This increase is directly related to distributions to our partners. The first distribution was June 15, 2004.

We had no material commitments to make capital expenditures and we do not expect any in the foreseeable future, except that our managing general partner may withhold funds for the future plugging and abandonment costs. Any additional funds, if required, will be obtained from production revenues or borrowings from our managing general partner or its affiliates, which are not contractually committed to make loans to us. The amount that may be borrowed may not at any time exceed 5% of our total subscriptions, and no borrowings will be obtained from third parties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS (UNAUDITED) - (Continued)

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

For a detailed discussion on the application of our remaining policies critical to our business operations and other accounting policies, see Note 2 of the "Notes to Financial Statements" in our Annual Report on Form 10-KSB.

Recently Issued Financial Accounting Standards

In April 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, Accounting for Conditional Assets Retirement Obligations (“FIN 47”), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement cost will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.

FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this interpretation is encouraged. As FIN 47 was recently issued, the Company has not determined whether the interpretation will have a significant adverse effect on its financial position or results of operations.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our managing general partner’s management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, our managing general partner has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Exchange Act Rule 13a-14(c)) as of the end of the period covered by this report and based on their evaluation, the chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act in recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect controls in the first quarter and subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification Pursuant to Rule 13a-14/15(d)-14.
31.2	Certification Pursuant to Rule 13a-14/15(d)-14.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: May 16, 2005

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title):	/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors,
Chief Executive Officer and President

Date: May 16, 2005

By (Signature and Title):	/s/ Nancy J. McGurk
Nancy J. McGurk, Senior Vice President,
Chief Financial Officer and Chief Accounting Officer

Date: May 16, 2005