Form 10QSB
period 2006-06-30
ATLAS AMERICA PUBLIC 12 2003 PROGRAM
filed 2006-08-14
CIK 1238289

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10 QSB

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).Yes ☐ No ☑

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10-QSB

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheets as of June 30, 2006 and December 31, 2005 (Unaudited)	3

	Statements of Operations for the Three and Six Months ended June 30, 2006 and 2005
	(Unaudited)	4

	Statement of Partners’ Capital Accounts for the Six Months ended June 30, 2006
	(Unaudited)	5

	Statements of Cash Flows for the Six Months ended June 30, 2006 and 2005
	(Unaudited)	6

	Notes to Financial Statements (Unaudited)	7-11

Item 2:	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	12-15

Item 3:	Controls and Procedures	15

PART.II	OTHER INFORMATION

Item 6:	Exhibits	15

SIGNATURES		16

CERTIFICATIONS		17-20

PART I

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$1,445,400	$1,938,700
Accounts receivable-affiliate	1,949,700	3,249,700
Hedge receivable short-term-affiliate	572,900	161,900
Total current assets	3,968,000	5,350,300

Oil and gas properties, net	39,121,500	41,014,300

Hedge receivable long-term-affiliate	770,300	―
	$43,859,800	$46,364,600

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$12,100	$33,000
Hedge liability short-term-affiliate	―	15,800
Total current liabilities	12,100	48,800

Asset retirement obligation	1,952,900	1,894,900
Hedge liability long-term-affiliate	950,000	708,400

Partners’ capital:
Managing general partner	11,164,500	11,997,500
Limited partners (4,024.15 units)	29,387,100	32,277,300
Accumulated comprehensive income (loss)	393,200	(562,300)
	40,944,800	43,712,500
	$43,859,800	$46,364,600

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
REVENUES:
Natural gas and oil sales	$2,137,400	$2,782,800	$5,089,900	$6,615,600
Interest income	14,500	9,500	28,600	15,600
Total revenues	2,151,900	2,792,300	5,118,500	6,631,200

COSTS AND EXPENSES:
Production expenses	519,700	385,000	956,800	800,800
Depletion	844,800	1,321,100	1,907,400	3,096,200
Accretion of asset retirement obligation	29,000	17,800	58,000	35,600
General and administrative expenses	58,800	60,500	113,500	117,300
Total expenses	1,452,300	1,784,400	3,035,700	4,049,900
Net earnings	$699,600	$1,007,900	$2,082,800	$2,581,300

Allocation of net earnings:
Managing general partner	$450,700	$632,400	$1,193,600	$1,558,900
Limited partners	$248,900	$375,500	$889,200	$1,022,400
Net earnings per limited partnership unit	$62	$93	$221	$254

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THE SIX MONTHS ENDED June 30, 2006
(Unaudited)

	Managing		Accumulated
	General	Limited	Comprehensive
	Partner	Partners	(Loss)/Income	Total

Balance at January 1, 2006	$11,997,500	$32,277,300	$(562,300)	$43,712,500

Participation in revenues and expenses:
Net production revenues	1,446,600	2,686,500	―	4,133,100
Interest income	10,000	18,600	―	28,600
Depletion	(203,000)	(1,704,400)	―	(1,907,400)
Accretion of asset retirement obligation	(20,300)	(37,700)	―	(58,000)
General and administrative	(39,700)	(73,800)	―	(113,500)
Net earnings	1,193,600	889,200	―	2,082,800

Other comprehensive income	―	―	955,500	955,500

Distributions to partners	(2,026,600)	(3,779,400)	―	(5,806,000)

Balance at June 30, 2006	$11,164,500	$29,387,100	$393,200	$40,944,800

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$2,082,800	$2,581,300
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	1,907,400	3,096,200
Accretion of asset retirement obligation	58,000	35,600
Decrease in accounts receivable - affiliate	1,300,000	1,683,400
Decrease in accrued liabilities	(20,900)	(4,400)
Net cash provided by operating activities	5,327,300	7,392,100

Cash flows from investing activities:
Proceeds from asset sale	1,200	―
Purchase of tangible equipment	(15,800)	―
Net cash used in investing activities	(14,600)	―

Cash flows from financing activities:
Distributions to partners	(5,806,000)	(6,559,000)
Net cash used in financing activities	(5,806,000)	(6,559,000)

Net (decrease) increase in cash and cash equivalents	(493,300)	833,100
Cash and cash equivalents at beginning of period	1,938,700	1,024,500
Cash and cash equivalents at end of period	$1,445,400	$1,857,600

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

The financial statements of Atlas America Public #12-2003 Limited Partnership (“the Partnership”) as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB for the year ended December 31, 2005. The results of operations for the three and six months ended June 30, 2006 may not necessarily be indicative of the results of operations for the year ended December 31, 2006.

Atlas America, Inc. recently announced that it intends to transfer into a wholly-owned limited liability company subsidiary, substantially all of its natural gas and oil exploration and production assets. As part of that transaction, in March 2006, Atlas Resources, Inc. , our Managing General Partner ("MGP") was merged into a newly-formed limited liability company, Atlas Resources, LLC,  which Atlas America, Inc. anticipates will become an indirect subsidiary of Atlas America’s newly-formed subsidiary. Atlas Resources, LLC, however, will continue to serve as our MGP and does not expect that any of these transactions will have a material effect on the Partnership’s financial position or results of operations. Atlas America, Inc. further intends to make a registered initial public offering of a minority interest, estimated to be 20%, in its newly-formed subsidiary.

Atlas Resources, LLC Change in Fiscal Year End

On June 15, 2006, Atlas Resources, LLC, along with its parent company Atlas America Inc., changed its fiscal year end from September 30 to December 31.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s annual report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

Receivables

In evaluating the need for an allowance for possible losses, our Managing General Partner performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its customers’ credit information. Credit is extended on an unsecured basis to many of its energy customers. At June 30, 2006 our MGP's credit evaluation indicated that it has no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of natural gas and oil and the receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables of $1,385,500 at June 30, 2006 and $2,015,800 at December 31, 2005 which are included in Accounts receivable-affiliate, on its Balance Sheets.

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(CONTINUED)

Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

Asset Retirement Obligation

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the three and six months ended June 30, 2006 and 2005 is as follows:

	Three Months		Six Months
	2006	2005	2006	2005

Asset retirement obligation at beginning of period	$1,923,900	$1,203,200	$1,894,900	$1,185,400
Accretion expense	29,000	17,800	58,000	35,600
Total asset retirement obligation at end of period	$1,952,900	$1,221,000	$1,952,900	$1,221,000

Concentration of Credit Risk

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in deposits with high-quality financial institutions. At June 30, 2006, the Partnership had $1,493,700 in deposits at one bank of which $1,393,700 was over the insurance limit of the Federal Deposit Insurance Corporation and at December 31, 2005 the Partnership had $1,988,300 in deposits of which $1,888,300 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

Property and Equipment

Oil and gas properties consist of the following at the dates indicated:	June 30,	December 31,
	2006	2005
Capitalized costs of properties:
Proved properties	$1,169,700	$1,169,700
Wells and related equipment	52,851,600	52,837,000
	54,021,300	54,006,700

Accumulated depletion	(14,899,800)	(12,992,400)
	$39,121,500	$41,014,300

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its Managing General Partner, and its affiliates as provided under the Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Operations are payable at $75 per well per month. Administrative costs incurred for the three months ended June 30, 2006 and 2005 were $45,800 and $43,400, respectively; and $91,600 and $89,300 for the six months ended June 30, 2006 and 2005, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Operations are payable at $289 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three months ended June 30, 2006 and 2005 were $173,600 and $168,500, respectively; and $341,600 and $333,700 for the six months ended June 30, 2006 and 2005, respectively.

•
Transportation fees which are included in production expenses in the Partnership’s Statements of Operations are payable at rates ranging from $.29-$.35 per mcf (one thousand cubic feet) to 10% of the natural gas sales price. Transportation costs incurred for the three months ended June 30, 2006 and 2005 were $257,900 and $116,000, respectively; and $446,500 and $278,400 for the six months ended June 30, 2006 and 2005, respectively.

The MGP performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable - affiliate on the balance sheet represents the net production revenues due from the MGP.

Comprehensive Income

Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources. For the Partnership this includes only changes in the fair value of unrealized hedging gains and losses.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net earnings	$699,600	$1,007,900	$2,082,800	$2,581,300
Other comprehensive income:
Unrealized holding gain on hedging contracts	696,900	―	1,318,500	―
Less: reclassification adjustment for (gain)
realized in net earnings	(201,900)	―	(363,000)	―
	495,000	―	955,500	―
Comprehensive income	$1,194,600	$1,007,900	$3,038,300	$2,581,300

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES (CONTINUED)

Subordination of Managing General Partner’s Revenue Share

Under the terms of the partnership agreement, the MGP may be required to subordinate up to 50% of its share of production revenues of the Partnership, net of related operating costs, administrative costs and well supervision fees to the receipt by the investor partners of cash distributions from the Partnership equal to at least 10% of their agreed subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the limited partners. Since the inception of the program, the MGP has not been required to subordinate any of it’s revenues to the limited partners.

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

At June 30, 2006, Atlas America, Inc. had 117 open natural gas futures contracts on behalf of the Partnership related to natural gas sales covering 2,349,600 dekatherms (“Dth”) (net to the Partnership) of natural gas, maturing through December 31, 2009 at a combined average settlement price of $8.88 per Dth. At June 30, 2006, the Partnership reflected net hedging assets on its balance sheet of $393,200. Of the $393,200 net income in accumulated other comprehensive income (loss) at June 30, 2006, if the fair values of the instruments remain at current market values, the Partnership will reclassify $572,900 of net gains to its statement of operations over the next twelve month period as these contracts expire, and $179,700 of net losses will be reclassified in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within the statement of operations while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership realized gains of $363,000 for the six months ended June 30, 2006 within its statement of operations related to the settlement of qualifying hedge instruments.

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 4 - DERIVATIVE INSTRUMENTS (CONTINUED)

As of June 30, 2006, Atlas America, Inc. on behalf of the Partnership, had the following natural gas volumes hedged:

Natural Gas Fixed - Price Swaps

Production		Average	Fair Value
Period	Volumes	Fixed Price	Asset (Liability) (2)
Ended June 30,	(MMBTU) (1)	(per MMBTU)	(in thousands)

2007	411,200	$9.67	$573
2008	895,800	8.76	(336)
2009	745,200	8.69	29
2010	297,400	8.61	127

Total asset			$393

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

The following table sets forth the book and estimated fair values of derivative instruments at the dates indicated (in thousands):

	June 30, 2006		December 31, 2005
	Book Value	Fair Value	Book Value	Fair Value
Assets
Derivative instruments	$1,343	$1,343	$162	$162
	$1,343	$1,343	$162	$162
Liabilities
Derivative instruments	$(950)	$(950)	$(724)	$(724)
	$393	$393	$(562)	$(562)

NOTE 5 - SUBSEQUENT EVENTS

On July 28, 2006, Atlas America, Inc.’s wholly-owned subsidiary, Atlas Energy Resources, LLC ("Atlas Energy"), filed a registration statement with the Securities and Exchange Commission for an initial public offering of $5,750,000 common units, representing an approximate 16.9% limited partner interest in it. Atlas Energy will own substantially all of Atlas America, Inc.’s natural gas and oil exploration and production assets, including those of our managing general partner, Atlas Resources, LLC. Atlas America, Inc. will enter into a management agreement with Atlas Energy and be responsible for its day-to-day operations.

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

General

We were formed as a Delaware limited partnership on October 17, 2003, with Atlas Resources, LLC as our managing general partner. We drilled and currently operate wells located in western Pennsylvania and Tennessee. We have no employees and rely on our managing general partner for management which, in turn, relies on its parent company, Atlas America, Inc. for administrative services.

Our wells are currently producing natural gas and, to a far lesser extent, oil which are our only products. Most of our gas is gathered and delivered to market through Atlas Pipeline Partners L.P.'s gas gathering system, which is managed by an affiliate of our managing general partner. We do not plan to sell any of our wells and will continue to produce them until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold.

Atlas America, Inc. recently announced that it intends to transfer into a wholly-owned limited liability company subsidiary, substantially all of its natural gas and oil exploration and production assets. As part of that transaction, in March 2006, Atlas Resources, Inc., our Managing General Partner ("MGP")  was merged into a newly-formed limited liability company, Atlas Resources, LLC,  which Atlas America, Inc. anticipates will become an indirect subsidiary of Atlas America’s newly-formed subsidiary. Atlas Resources, LLC, however, will continue to serve as our MGP and does not expect that any of these transactions will have a material effect on the Partnership’s financial position or results of operations. Atlas America, Inc. further intends to make a registered initial public offering of a minority interest, estimated to be 20%, in its newly-formed subsidiary.

Results of Operations

The following table sets forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production and depletion costs per equivalent unit during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Production revenues (in thousands):
Gas	$2,117	$2,706	$5,020	$6,381
Oil	$20	$77	$70	$235
Total	$2,137	$2,783	$5,090	$6,616

Production volumes:
Gas (mcf/day) (2)	2,630	4,257	2,816	4,962
Oil (bbls/day) (2)	3	15	6	27
Total (mcfe/day) (2)	2,648	4,347	2,852	5,124

Average sales prices:
Gas (per mcf) (1) (2)	$8.85	$6.99	$9.85	$7.11
Oil (per bbl) (2)	$64.87	$54.43	$60.45	$47.35

Average production costs:
As a percent of sales	24%	14%	19%	12%
Per mcfe (2)	$2.15	$.97	$1.85	$.86

Depletion per mcfe	$3.50	$3.34	$3.69	$3.34
________________

(1)	The average sales price per mcf before the effects of hedging was $9.02 for the six months ended June 30, 2006. There was no hedging in the period ended June 30, 2005.
(2)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues. Our natural gas revenues were $2,117,600 and $2,706,200 for the three months ended June 30, 2006 and 2005, respectively, resulting in a decrease of $588,600 (22%). This decrease was due to a decrease in production volumes to 2,630 mcf per day for the three months ended June 30, 2006 from 4,257 mcf per day for the three months ended June 30, 2005, a decrease of 1,627 mcf per day (38%), partially offset by an increase in the average sales price we received for our natural gas to $8.85 for the three months ended June 30, 2006 as compared to $6.99 for the three months ended June 30, 2005, an increase of $1.86 per mcf (27%). The $588,600 decrease in gas revenue for the three months ended June 30, 2006 as compared to the prior year similar period was attributable to a $1,034,400 decrease in production volumes, partially offset by a $445,800 increase in natural gas sale prices.

Our natural gas revenues were $5,019,500 and $6,381,000 for the six months ended June 30, 2006 and 2005, respectively, resulting in a decrease of $1,361,500 (21%). This decrease was due to a decrease in production volumes to 2,816 mcf per day for the six months ended June 30, 2006 from 4,962 mcf per day for the six months ended June 30, 2005, a decrease of 2,146 mcf per day (43%), partially offset by an increase in the average sales price we received for our natural gas to $9.85 for the six months ended June 30, 2006 as compared to $7.11 for the six months ended June 30, 2005, an increase of $2.74 per mcf (39%). The $1,361,500 decrease in gas revenue for the six months ended June 30, 2006, as compared to the prior year similar period was attributable to a $2,759,000 decrease in production volumes, partially offset by a $1,397,500 increase in natural gas sale prices.

The overall decrease in gas production volumes results primarily from the normal decline inherent in the life of a well.

Oil Revenues. The Partnership drills wells primarily to produce natural gas, rather than oil, but there is some oil production. The Partnership’s oil revenues were $19,900 and $76,600 for the three months ended June 30, 2006 and 2005, respectively, a decrease of $56,700 (74%) and $70,400 and $234,600 for the six months ended June 30, 2006 and 2005, respectively, a decrease of $164,200 (70%). These decreases resulted from decreases of 78% and 76% in production volumes for the three and six months ended June 30, 2006, respectively, partially offset by increases of 19% and 28% in the average sales price for the three and six months ended June 30, 2006, respectively. The $164,200 decrease in the oil revenues for the six months ended June 30, 2006 as compared to the prior year similar period was attributable to a $179,500 decrease in production volumes, partially offset by $15,300 in price increase, which are driven by market conditions.

Expenses. Production expenses were $519,700 and $385,000 for the three months ended June 30, 2006 and 2005, respectively, an increase of $134,700 (35%). Production expenses were $956,800 and $800,800 for the six months ended June 30, 2006 and 2005, respectively, a decrease of $156,000 (19%). These increases were primarily attributable to an increase in transportation fees and variable expenses.

Depletion of oil and gas properties as a percentage of oil and gas revenues was 40% and 47% in the three months ended June 30, 2006 and 2005, respectively, and 37% and 47% for the six months ended June 30, 2006 and 2005, respectively. These percentage changes were directly attributable to changes in revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended June 30, 2006 and 2005 were $58,800 and $60,500, respectively, a decrease of $1,700 (3%). For the six months ended June 30, 2006 and 2005 these expenses were $113,500 and $117,300, respectively, a decrease of $3,800 (3%). These expenses include outside costs for services as well as the monthly administrative fee charged by our managing general partner. These decreases were primarily due to lower outside fees for services charged as compared to the prior year similar period.

Liquidity and Capital Resources. Cash provided by operating activities decreased $2,064,800 in the six months ended June 30, 2006 to $5,327,300 compared to $7,392,100 for the six months ended June 30, 2005. This decrease was primarily due to decreases in net earnings, accounts receivable-affiliate and depletion for the current period as compared to the prior year similar period.

Cash used in financing activities decreased $753,000 during the six months ended June 30, 2006 to $5,806,000 from $6,559,000 for the six months ended June 30, 2005. This was entirely due to lower distributions to the partners as a result of a decrease in net revenues.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our managing general partner’s management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, our managing general partner has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this report and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no changes in our internal controls or in other factors that could significantly affect controls in the second quarter and subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 6. Exhibits

EXHIBIT INDEX
Exhibit No.	Description

31.1	Certification Pursuant to Rule 13a-14/15(d)-14
31.2	Certification Pursuant to Rule 13a-14/15(d)-14
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas America Public #12-2003 Limited Partnership

Atlas Resources, LLC, Managing General Partner

Date: August 14, 2006	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors,
Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 14, 2006	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors,
Chief Executive Officer and President

Date: August 14, 2006	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Financial Officer and Chief
Accounting Officer