Form 10QSB
period 2007-06-30
ATLAS AMERICA PUBLIC 12 2003 PROGRAM
filed 2007-08-13
CIK 1238289

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10 QSB

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 333-105811

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
(Name of small business issuer in its charter)

Delaware	54-2113989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Westpointe Corporate Center One
1550 Coraopolis Heights Road, 2nd Floor
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
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10-QSB

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheets as of June 30, 2007 and December 31, 2006	3

	Statements of Net Earnings for the Three Months and Six Months Ended June 30, 2007 and 2006	4

	Statement of Partners’ Capital Accounts for the Six Months ended June 30, 2007	5

	Statements of Cash Flows for the Six Months ended June 30, 2007 and 2006	6

	Notes to Financial Statements	7-12

Item 2:	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	13-17

Item 3:	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 6:	Exhibits	17

SIGNATURES		18

CERTIFICATIONS		19-22

PART I

ITEM 1.                        FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,809,200	$1,041,200
Accounts receivable-affiliate	311,000	1,319,600
Short-term hedge receivable due from affiliate	536,200	1,176,900
Total current assets	2,656,400	3,537,700

Oil and gas properties, net	31,647,000	33,479,600
Long-term hedge receivable due from affiliate	282,600	1,016,100
	$34,586,000	$38,033,400

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$7,300	$18,000
Short-term hedge liability due to affiliate	53,900	7,300
Total current liabilities	61,200	25,300

Asset retirement obligation	2,008,000	1,949,500
Long-term hedge liability due to affiliate	629,900	163,500

Partners’ capital:
Managing general partner	9,826,000	10,158,200
Limited partners (4,024.15 units)	22,051,800	23,908,300
Accumulated other comprehensive income	9,100	1,828,600
Total partners' capital	31,886,900	35,895,100
	$34,586,000	$38,033,400

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
STATEMENTS OF NET EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUES:
Natural gas and oil	$1,564,600	$2,137,400	$3,374,300	$5,089,900
Interest income	12,400	14,500	21,600	28,600
Total revenues	1,577,000	2,151,900	3,395,900	5,118,500

COSTS AND EXPENSES:
Production	466,500	519,700	893,000	956,800
Depletion	841,700	844,800	1,832,600	1,907,400
Accretion of asset retirement obligation	29,300	29,000	58,500	58,000
General and administrative	51,900	58,800	108,800	113,500
Total expenses	1,389,400	1,452,300	2,892,900	3,035,700
Net earnings	$187,600	$699,600	$503,000	$2,082,800

Allocation of net (loss) earnings:
Managing general partner	$264,900	$450,700	$609,900	$1,193,600
Limited partners	$(77,300)	$248,900	$(106,900)	$889,200
Net (loss) earnings per limited partnership unit	$(20)	$62	$(27)	$221

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THE SIX MONTHS ENDED June 30, 2007
(Unaudited)

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	Income (loss)	Total

Balance at January 1, 2007	$10,158,200	$23,908,300	$1,828,600	$35,895,100

Participation in revenues and expenses:
Net production revenues	868,500	1,612,800	—	2,481,300
Interest income	7,500	14,100	—	21,600
Depletion	(207,500)	(1,625,100)	—	(1,832,600)
Accretion of asset retirement obligation	(20,500)	(38,000)	—	(58,500)
General and administrative	(38,100)	(70,700)	—	(108,800)
Net earnings (loss)	609,900	(106,900)	—	503,000

Other comprehensive loss	—	—	(1,819,500)	(1,819,500)

Distributions to partners	(942,100)	(1,749,600)	—	(2,691,700)

Balance at June 30, 2007	$9,826,000	$22,051,800	$9,100	$31,886,900

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$503,000	$2,082,800
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	1,832,600	1,907,400
Non-cash loss on derivative value	67,700	—
Accretion of asset retirement obligation	58,500	58,000
Decrease in accounts receivable – affiliate	1,008,600	1,300,000
Decrease in accrued liabilities	(10,700)	(20,900)
Net cash provided by operating activities	3,459,700	5,327,300

Cash flows from investing activities:
Proceeds from asset sale	—	1,200
Purchase of tangible equipment	—	(15,800)
Net cash used in investing activities	—	(14,600)

Cash flows from financing activities:
Distributions to partners	(2,691,700)	(5,806,000)
Net cash used in financing activities	(2,691,700)	(5,806,000)

Net increase (decrease) in cash and cash equivalents	768,000	(493,300)
Cash and cash equivalents at beginning of period	1,041,200	1,938,700
Cash and cash equivalents at end of period	$1,809,200	$1,445,400

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

The financial statements of Atlas America Public #12-2003 Limited Partnership (the “Partnership”) as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB for the year ended December 31, 2006.  The results of operations for the three and six months ended June 30, 2007 may not necessarily be indicative of the results of operations for the year ended December 31, 2007.

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

Receivables

In evaluating the need for an allowance for possible losses, the Partnership's MGP performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its purchasers' credit information. Credit is extended on an unsecured basis to many of its energy purchasers. At June 30, 2007 and December 31, 2006, the Partnership's MGP’s credit evaluation indicated that the Partnership has no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables of $867,800 at June 30, 2007 and $918,400 at December 31, 2006, which are included in Accounts receivable-affiliate on the Partnership's Balance Sheets.

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2007
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

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Asset retirement obligation at beginning of period	$1,978,700	$1,923,900	$1,949,500	$1,894,900
Accretion expense	29,300	29,000	58,500	58,000
Asset retirement obligation at end of period	$2,008,000	$1,952,900	$2,008,000	$1,952,900

Property and Equipment

Oil and gas properties consist of the following at the dates indicated:	June 30,	December 31,
	2007	2006
Mineral interest in properties:
Proved properties	$1,169,700	$1,169,700
Wells and related equipment	49,132,700	49,132,700
	50,302,400	50,302,400

Accumulated depletion of oil and gas properties	(18,655,400)	(16,822,800)
	$31,647,000	$33,479,600

Recently Issued Financial Accounting Standards

In April 2007, the FASB issued Interpretation No. 39-1, amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, (“FIN 39-1”).  FIN 39-1 amends FIN 39, which allows an entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.  FIN 39-1 is effective for fiscal years beginning after November 15, 2007.  The Partnership does not expect the adoption of FIN 39-1 to have a significant impact on its financial position or results of operations.

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

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2007
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2006, the FASB issued SFAS 157, Fair Value Measurement.  SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. SFAS 157 is effective beginning January 1, 2008.  The Partnership is currently evaluating the impact of the adoption of SFAS 157 on its financial position and results of operations.

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under the Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Net Earnings are payable at $75 per well per month.  Administrative costs incurred for the three months and six months ended June 30, 2007 were $45,200 and $90,700, respectively.  Administrative costs incurred for the three months and six months ended June 30, 2006 were $45,800 and $91,600, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Net Earnings are currently payable at $301 per well per month for operating and maintaining the wells.  Well supervision fees incurred for the three months and six months ended June 30, 2007 were $181,600 and $364,400, respectively.  Well supervision fees incurred for the three months and six months ended June 30, 2006 were $173,600 and $341,600, respectively.

•
Transportation fees which are included in production expenses in the Partnership’s Statements of Net Earnings are payable at rates ranging from $.29-$.35 per one thousand cubic feet ("Mcf") to 13% of the natural gas sales price.  Transportation fees incurred for the three months and six months ended June 30, 2007 were $201,000 and $395,200, respectively.  Transportation fees incurred for the three months and six months ended June 30, 2006 were $257,900 and $446,500, respectively.

The MGP performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable–affiliate on the Partnership's Balance Sheets represents the net production revenues due from the MGP.

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

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2007
(Unaudited)
NOTE 4 – COMPREHENSIVE INCOME

Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources that, under accounting principles generally accepted in the United States of America, have not been recognized in the calculation of net income.  For the Partnership this includes only changes in the fair value of unrealized hedging gains and losses.  Comprehensive income (loss) for the Partnership is as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net earnings	$187,600	$699,600	$503,000	$2,082,800
Other comprehensive (loss) income:
Unrealized holding gain (loss) on hedging contracts	293,700	696,900	(1,491,400)	1,318,500
Less: reclassification adjustment for gains realized in net earnings	(149,700)	(201,900)	(328,100)	(363,000)
	144,000	495,000	(1,819,500)	955,500
Comprehensive income (loss)	$331,600	$1,194,600	$(1,316,500)	$3,038,300

NOTE 5 – DERIVATIVE INSTRUMENTS

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

Atlas Energy, on behalf of the Partnership, formally documents all relationships between hedging instruments and the items being hedged, including the Partnership’s risk management objective and strategy for undertaking the hedging transactions.  This includes matching the natural gas futures and options contracts to the forecasted transactions.  Atlas Energy assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items.  Historically these contracts have qualified and were designated as cash flow hedges and recorded at their fair values.  Derivatives are recorded on the Balance Sheets as assets and liabilities at fair value.  Gains or losses on future contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX.  Changes in fair value are recognized in Partners’ Capital as Accumulated other comprehensive income (loss) and recognized within the Statements of Net Earnings in the month the hedged gas is settled.  If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in gas reference prices under a hedging instrument and actual gas prices, the Partnership will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings.

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2007
(Unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS (Continued)

At June 30, 2007, Atlas Energy had allocated open natural gas futures contracts to the Partnership related to natural gas sales covering 2,335,200 dekatherms (“Dth”) (net to the Partnership) of natural gas, maturing through June 30, 2012 at an average settlement price of $8.23 per Dth. At June 30, 2007, the Partnership reflected net hedging assets on its Balance Sheets of $135,000.  Due to the impairment of the Partnership's oil and gas properties at December 31, 2006, a net offsetting unrealized gain of $193,600 was reclassified into earnings from accumulated other comprehensive income.  At June 30, 2007, $125,900 of the prior year reclassification remains as an offset (reduction) to accumulated other comprehensive income.  Of the $9,100 net gain in Accumulated other comprehensive income (loss) at June 30, 2007, if the fair values of the instruments remain at current market values, the Partnership will reclassify $65,000 of net loss to its Statements of Net Earnings over the next twelve month period as these contracts expire, and $74,100 of net gains in later periods.  Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within the Statements of Net Earnings while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership realized gains of $149,700 and $201,900 for the three month periods ended June 30, 2007 and 2006, respectively; and $328,100 and $363,000 for the six month periods ended June 30, 2007 and 2006, respectively, in its oil and gas revenues within its Statements of Net Earnings related to the settlement of qualifying hedge instruments.  The Partnership recognized no gains or losses during the three and six months ended June 30, 2007 and 2006 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

As of June 30, 2007, Atlas Energy had allocated to the Partnership the following natural gas hedged volumes:

Fixed Price Swaps
				Fair Value
	Twelve Month	Volumes	Average	Asset
	Period Ending	(per MMBTU)	Fixed Price	(Liability)
	June 30,	(1)	(per MMBTU)	(2)

	2008	573,300	$8.682	$472,300
	2009	560,600	$8.533	(3,400)
	2010	434,100	$8.053	(133,600)
	2011	242,400	$7.524	(132,700)
	2012	84,300	$7.365	(33,500)
				$169,100

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2007
(Unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS (Continued)

Costless Collars
					Fair Value
Company	Twelve Month		Volumes	Average	Asset
	Period Ending	Option	(per MMBTU)	Floor & Cap	(Liability)
	June 30,	Type	(1)	(per MMBTU)	(2)

	2008	Puts purchased	31,600	$7.500	$13,500
	2008	Calls sold	31,600	$8.600	—
	2008	Puts purchased	27,400	$7.500	—
	2008	Calls sold	27,400	$9.400	(3,500)
	2009	Puts purchased	27,400	$7.500	—
	2009	Calls sold	27,400	$9.400	(3,900)
	2010	Puts purchased	50,600	$7.750	—
	2010	Calls sold	50,600	$8.750	(13,000)
	2011	Puts purchased	50,600	$7.750	—
	2011	Calls sold	50,600	$8.750	—
	2011	Puts purchased	126,500	$7.500	—
	2011	Calls sold	126,500	$8.450	(30,000)
	2012	Puts purchased	126,400	$7.500	2,800
	2012	Calls sold	126,400	$8.450	—
					$(34,100)

				Net Asset	$135,000
_____________

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices.

The following table sets forth the book and estimated fair values of derivative instruments at the dates indicated:

	June 30, 2007		December 31, 2006
	Book Value	Fair Value	Book Value	Fair Value
Assets
Derivative instruments	$818,800	$818,800	$2,193,000	$2,193,000
	$818,800	$818,800	$2,193,000	$2,193,000
Liabilities
Derivative instruments	$(683,800)	$(683,800)	$(170,800)	$(170,800)
	$135,000	$135,000	$2,022,200	$2,022,200

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

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Production revenues (in thousands):
Gas	$1,533	$2,117	$3,316	$5,020
Oil	$32	$20	$58	$70
Total	$1,565	$2,137	$3,374	$5,090

Production volumes:
Gas (mcf/day) (2)	1,919	2,630	2,106	2,816
Oil (bbls/day) (2)	6	3	6	6
Total (mcfe/day) (2)	1,955	2,648	2,142	2,852

Average sales prices:
Gas (per mcf) (1) (2)	$8.77	$8.85	$8.70	$9.85
Oil (per bbl) (2)	$57.61	$64.87	$57.59	$60.45

Average production costs:
As a percent of sales	30%	24%	26%	19%
Per mcfe (2)	$2.62	$2.15	$2.31	$1.85

Depletion per mcfe	$4.73	$3.50	$4.73	$3.69
_____________

(1)
The average sales price per mcf before the effects of hedging was $7.92 and $8.00 for the three months ended June 30, 2007 and 2006, respectively; and $7.84 and $9.02 for the six months ended June 30, 2007 and 2006, respectively.

(2)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues.  Our natural gas revenues were $1,532,600 and $2,117,600 for the three months ended June 30, 2007 and 2006, respectively, a decrease of $585,000 (28%).  This decrease was due to a decrease in the average sales price we received for our natural gas to $8.77 for the three months ended June 30, 2007 as compared to $8.85 for the three months ended June 30, 2006, a decrease of $.08 per mcf (1%) and a decrease in production volumes to 1,919 mcf per day for the three months ended June 30, 2007 from 2,630 mcf per day for the three months ended June 30, 2006, a decrease of 711 mcf per day (27%).  The $585,000 decrease in gas revenue for the three months ended June 30, 2007 as compared to the prior year similar period was attributable to a $572,100 decrease in production volumes and a $12,900 decrease in natural gas sale prices.  The overall decrease in gas production volumes for the three months ended June 30, 2007 resulted primarily from the normal decline inherent in the life of a well.

Our natural gas revenues were $3,316,700 and $5,019,500 for the six months ended June 30, 2007 and 2006, respectively, a decrease of $1,702,800 (34%).  This decrease was due to a decrease in the average sales price we received for our natural gas to $8.70 for the six months ended June 30, 2007 as compared to $9.85 for the six months ended June 30, 2006, a decrease of $1.15 per mcf (12%) and a decrease in production volumes to 2,106 mcf per day for the six months ended June 30, 2007 from 2,816 mcf per day for the six months ended June 30, 2006, a decrease of 710 mcf per day (25%).  The $1,702,800 decrease in gas revenue for the six months ended June 30, 2007 as compared to the prior year similar period was attributable to a $1,265,400 decrease in production volumes and a $437,400 decrease in natural gas sale prices.  The overall decrease in gas production volumes for the six months ended June 30, 2007 resulted primarily from the normal decline inherent in the life of a well.

Oil Revenues.  We drill wells primarily to produce natural gas, rather than oil, but some wells have oil production.  Our oil revenues were $32,000 and $19,800 for the three months ended June 30, 2007 and 2006, respectively, an increase of $12,200 (62%).  This increase was due to an increase in the production volumes to 6 bbl per day for the three months ended June 30, 2007 from 3 bbl per day for the three months ended June 30, 2006, an increase of 3 bbl per day (100%), partially offset by a decrease in the average sales price we received for our oil to $57.61 for the three months ended June 30, 2007 as compared to $64.87 for the three months ended June 30, 2006, a decrease of $7.26 per bbl (11%).  The $12,200 increase in oil revenue for the three months ended June 30, 2007 as compared to the prior year similar period was attributable to a $16,200 increase in production volumes, partially offset by a $4,000 decrease in oil prices.

Our oil revenues were $57,600 and $70,400 for the six months ended June 30, 2007 and 2006, respectively, a decrease of $12,800 (18%).  This decrease was due to a decrease in the production volumes to 5.53 bbl per day for the six months ended June 30, 2007 from 6.44 bbl per day for the six months ended June 30, 2006, a decrease of .91 bbl per day (14%) and a decrease in the average sales price we received for our oil to $57.59 for the six months ended June 30, 2007 as compared to $60.45 for the six months ended June 30, 2006, a decrease of $2.86 per bbl (5%).  The $12,800 decrease in oil revenues for the six months ended June 30, 2007 as compared to the prior year similar period was attributable to a $9,900 decrease in production volumes and a $2,900 decrease in oil prices.

Expenses.  Production expenses were $466,500 and $519,700 for the three months ended June 30, 2007 and 2006, respectively, a decrease of $53,200 (10%).  Production expenses were $893,000 and $956,800 for the six months ended June 30, 2007 and 2006, respectively, a decrease of $63,800 (7%).  These decreases were primarily attributable to decreases in transportation fees and variable expenses.

Depletion of oil and gas properties as a percentage of oil and gas revenues were 54% and 40% in the three months ended June 30, 2007 and 2006, respectively; and 54% and 37% for the six months ended June 30, 2007 and 2006, respectively.  These percentage changes are directly attributable to revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended June 30, 2007 and 2006 were $51,900 and $58,800, respectively, a decrease of $6,900 (12%).  For the six months ended June 30, 2007 and 2006 these expenses were $108,800 and $113,500, respectively, a decrease of $4,700 (4%).  These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP.  These decreases were primarily due to lower third-party fees for services charged as compared to the prior year similar period.

Liquidity and Capital Resources

Cash provided by operating activities decreased $1,867,600 in the six months ended June 30, 2007 to $3,459,700 as compared to $5,327,300 for the six months ended June 30, 2006.  This decrease was primarily due to a decrease in net earnings before depletion and accretion of $1,654,100 and reduction in the decrease in accounts receivable-affiliate of $291,400, offset by a net non-cash loss on derivative values of $67,700.

Cash used in investing activities was $14,600 for six months ended June 30, 2006 from a purchase of tangible equipment and proceed from sale of asset.

Cash used in financing activities decreased $3,114,300 during the six months ended June 30, 2007 to $2,691,700 from $5,806,000 for the six months ended June 30, 2006.  This decrease was entirely due to lower distributions as a result of a decrease in net cash flows.

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

Recently Issued Financial Accounting Standards

In April 2007, the Financial Accounting Standards Board or FASB issued FASB Interpretation No. 39-1, amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, (“FIN 39-1”).  FIN 39-1 amends FIN 39, which allows an entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.  FIN 39-1 is effective for fiscal years beginning after November 15, 2007.  We do not expect the adoption of FIN 39-1 to have a significant impact on our financial position or results of operations.

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

Atlas America Public #12-2003 Limited Partnership

Atlas Resources, LLC, Managing General Partner

Date: August 13, 2007	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 13, 2007	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: August 13, 2007	By:/s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Date: August 13, 2007	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Accounting Officer