Form 10QSB
period 2007-09-30
ATLAS AMERICA PUBLIC 12 2003 PROGRAM
filed 2007-11-09
CIK 1238289

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10 QSB

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10-QSB

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheets as of September 30, 2007 and December 31, 2006	3

	Statements of Net Earnings for the Three Months and Nine Months Ended September 30, 2007 and 2006	4

	Statement of Partners’ Capital Accounts for the Nine Months ended September 30, 2007	5

	Statements of Cash Flows for the Nine Months ended September 30, 2007 and 2006	6

	Notes to Financial Statements	7-12

Item 2:	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	13-17

Item 3:	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 6:	Exhibits	17

SIGNATURES		18

CERTIFICATIONS		19-22

PART I

ITEM 1.                        FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$898,800	$1,041,200
Accounts receivable-affiliate	1,238,400	1,319,600
Short-term hedge receivable due from affiliate	444,000	1,176,900
Total current assets	2,581,200	3,537,700

Oil and gas properties, net	30,816,100	33,479,600
Long-term hedge receivable due from affiliate	237,300	1,016,100
	$33,634,600	$38,033,400

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$16,700	$18,000
Short-term hedge liability due to affiliate	71,300	7,300
Total current liabilities	88,000	25,300

Asset retirement obligation	2,037,200	1,949,500
Long-term hedge liability due to affiliate	329,300	163,500

Partners’ capital:
Managing general partner	9,715,500	10,158,200
Limited partners (4,024.15 units)	21,279,800	23,908,300
Accumulated other comprehensive income	184,800	1,828,600
Total partners' capital	31,180,100	35,895,100
	$33,634,600	$38,033,400

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
STATEMENTS OF NET EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUES:
Natural gas and oil	$1,579,400	$1,762,200	$4,953,700	$6,852,100
Interest income	13,300	11,900	34,900	40,500
Total revenues	1,592,700	1,774,100	4,988,600	6,892,600

COSTS AND EXPENSES:
Production	418,600	424,700	1,311,600	1,381,500
Depletion	838,700	807,900	2,671,300	2,715,300
Accretion of asset retirement obligation	29,200	27,300	87,700	85,300
General and administrative	71,000	53,900	179,800	167,400
Total expenses	1,357,500	1,313,800	4,250,400	4,349,500
Net earnings	$235,200	$460,300	$738,200	$2,543,100

Allocation of net (loss) earnings:
Managing general partner	$280,700	$358,300	$890,600	$1,551,900
Limited partners	$(45,500)	$102,000	$(152,400)	$991,200
Net (loss) earnings per limited partnership unit	$(11)	$25	$(38)	$246

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THE NINE MONTHS ENDED
September 30, 2007
(Unaudited)

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	Income (loss)	Total

Balance at January 1, 2007	$10,158,200	$23,908,300	$1,828,600	$35,895,100

Participation in revenues and expenses:
Net production revenues	1,274,700	2,367,400	—	3,642,100
Interest income	12,200	22,700	—	34,900
Depletion	(302,700)	(2,368,600)	—	(2,671,300)
Accretion of asset retirement obligation	(30,700)	(57,000)	—	(87,700)
General and administrative	(62,900)	(116,900)	—	(179,800)
Net earnings (loss)	890,600	(152,400)		738,200

Other comprehensive loss	—	—	(1,643,800)	(1,643,800)

Distributions to partners	(1,333,300)	(2,476,100)	—	(3,809,400)

Balance at September 30, 2007	$9,715,500	$21,279,800	$184,800	$31,180,100

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$738,200	$2,543,100
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	2,671,300	2,715,300
Non-cash loss on derivative value	97,700	—
Accretion of asset retirement obligation	87,700	85,300
Decrease in accounts receivable – affiliate	81,200	1,687,400
Decrease in accrued liabilities	(1,300)	(18,700)
Net cash provided by operating activities	3,674,800	7,012,400

Cash flows from investing activities:
Proceeds from sale of tangible equipment	—	1,200
Purchase of tangible equipment	(7,800)	(15,900)
Net cash used in investing activities	(7,800)	(14,700)

Cash flows from financing activities:
Distributions to partners	(3,809,400)	(7,738,900)
Net cash used in financing activities	(3,809,400)	(7,738,900)

Net decrease in cash and cash equivalents	(142,400)	(741,200)
Cash and cash equivalents at beginning of period	1,041,200	1,938,700
Cash and cash equivalents at end of period	$898,800	$1,197,500

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

The financial statements of Atlas America Public #12-2003 Limited Partnership (the “Partnership”) as of September 30, 2007 and for the three months and nine months ended September 30, 2007 and 2006 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership’s Form 10-KSB/A for the year ended December 31, 2006.  The results of operations for the three months and nine months ended September 30, 2007 may not necessarily be indicative of the results of operations for the year ended December 31, 2007.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s annual report on Form 10-KSB/A for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

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

Receivables

In evaluating the need for an allowance for possible losses, the Partnership's MGP performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its purchasers' credit information. Credit is extended on an unsecured basis to many of its energy purchasers. At September 30, 2007 and December 31, 2006, the Partnership's MGP’s credit evaluation indicated that the Partnership has no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables of $880,200 at September 30, 2007 and $918,400 at December 31, 2006, which are included in Accounts receivable-affiliate on the Partnership's Balance Sheets.

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2007
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

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Asset retirement obligation at beginning of period	$2,008,000	$1,952,900	$1,949,500	$1,894,900
Accretion expense	29,200	27,300	87,700	85,300
Asset retirement obligation at end of period	$2,037,200	$1,980,200	$2,037,200	$1,980,200

Property and Equipment

Oil and gas properties consist of the following at the dates indicated:	September 30,	December 31,
	2007	2006
Mineral interest in properties:
Proved properties	$1,169,700	$1,169,700
Wells and related equipment	49,140,500	49,132,700
	50,310,200	50,302,400

Accumulated depletion of oil and gas properties	(19,494,100)	(16,822,800)
	$30,816,100	$33,479,600

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
September 30, 2007
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Financial Accounting Standards (Continued)

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

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under the Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Net Earnings are payable at $75 per well per month.  Administrative costs incurred for the three months and nine months ended September 30, 2007 were $44,800 and $135,500, respectively.  Administrative costs incurred for the three months and nine months ended September 30, 2006 were $46,100 and $137,700, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Net Earnings are currently payable at $301 per well per month for operating and maintaining the wells.  Well supervision fees incurred for the three months and nine months ended September 30, 2007 were $179,800 and $544,200, respectively.  Well supervision fees incurred for the three months and nine months ended September 30, 2006 were $186,200 and $527,800, respectively.

•
Transportation fees which are included in production expenses in the Partnership’s Statements of Net Earnings are payable at rates ranging from $.29-$.35 per one thousand cubic feet ("Mcf") to 13% of the natural gas sales price.  Transportation fees incurred for the three months and nine months ended September 30, 2007 were $185,200 and $580,400, respectively.  Transportation fees incurred for the three months and nine months ended September 30, 2006 were $162,900 and $609,400, respectively.

The MGP performs all administrative and management functions for the Partnership including billing revenues and paying expenses.  Accounts receivable – affiliate on the Partnership's Balance Sheets represents the net production revenues due from the MGP.

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
September 30, 2007
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net earnings	$235,200	$460,300	$738,200	$2,543,100
Other comprehensive (loss) income:
Unrealized holding gain (loss) on hedging contracts	311,000	1,668,400	(1,180,400)	2,986,900
Less: reclassification adjustment for gains realized in net earnings	(135,300)	(215,500)	(463,400)	(578,500)
	175,700	1,452,900	(1,643,800)	2,408,400
Comprehensive income (loss)	$410,900	$1,913,200	$(905,600)	$4,951,500

NOTE 5 – DERIVATIVE INSTRUMENTS

Atlas Energy, on behalf of the Partnership, from time to time enters into natural gas futures, option and collar contracts to hedge exposure to changes in natural gas prices. At any point in time, such contracts may include regulated New York Mercantile Exchange ("NYMEX") futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas.

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

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2007
(Unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS (Continued)

At September 30, 2007, Atlas Energy had allocated open natural gas futures contracts to the Partnership related to natural gas sales covering 2,046,700 dekatherms (“Dth”) (net to the Partnership) of natural gas, maturing through September 30, 2013 at an average settlement price of $8.15 per Dth. At September 30, 2007, the Partnership reflected net hedging assets on its Balance Sheets of $280,700.  Due to the impairment of the Partnership's oil and gas properties at December 31, 2006, a net offsetting unrealized gain of $193,600 was reclassified into earnings from accumulated other comprehensive income.  At September 30, 2007, $95,900 of the prior year reclassification remains as an offset (reduction) to accumulated other comprehensive income.  Of the $184,800 net gain in Accumulated other comprehensive income (loss) at September 30, 2007, if the fair values of the instruments remain at current market values, the Partnership will reclassify $319,300 of net gains to its Statements of Net Earnings over the next twelve month period as these contracts expire, and $134,500 of net losses in later periods.  Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within the Statements of Net Earnings while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership realized gains of $135,300 and $215,500 for the three month periods ended September 30, 2007 and 2006, respectively; and $463,400 and $578,500 for the nine month periods ended September 30, 2007 and 2006, respectively, in its oil and gas revenues within its Statements of Net Earnings related to the settlement of qualifying hedge instruments.  The Partnership recognized no gains or losses during the three months and nine months ended September 30, 2007 and 2006 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

As of September 30, 2007, Atlas Energy had allocated to the Partnership the following natural gas hedged volumes:

Fixed Price Swaps
				Fair Value
	Twelve Month	Volumes	Average	Asset
	Period Ending	(MMBTU)	Fixed Price	(Liability)
	September 30,	(1)	(per MMBTU)	(2)

	2008	471,600	$8.69	$354,200
	2009	459,500	$8.41	71,100
	2010	309,800	$7.87	(84,800)
	2011	169,700	$7.46	(71,300)
	2012	34,800	$7.37	(15,100)
				$254,100

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2007
(Unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS (Continued)

Costless Collars
					Fair Value
	Twelve Month		Volumes	Average	Asset
	Period Ending	Option	(per MMBTU)	Floor & Cap	(Liability)
	September 30,	Type	(1)	(per MMBTU)	(2)

	2008	Puts purchased	13,000	$7.50	$9,100
	2008	Calls sold	13,000	$8.60	—
	2008	Puts purchased	33,900	$7.50	9,400
	2008	Calls sold	33,900	$9.40	—
	2009	Puts purchased	11,300	$7.50	—
	2009	Calls sold	11,300	$9.40	(900)
	2010	Puts purchased	62,700	$7.75	4,200
	2010	Calls sold	62,700	$8.75	—
	2011	Puts purchased	20,900	$7.75	(100)
	2011	Calls sold	20,900	$8.75	—
	2011	Puts purchased	156,600	$7.50	6,900
	2011	Calls sold	156,600	$8.45	—
	2012	Puts purchased	52,200	$7.50	—
	2012	Calls sold	52,200	$8.45	(700)
	2012	Puts purchased	188,000	$7.50	—
	2012	Calls sold	188,000	$8.45	(700)
	2013	Puts purchased	62,700	$7.00	—
	2013	Calls sold	62,700	$8.37	(600)
					$26,600

				Net Asset	$280,700
_____________

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices.

The following table sets forth the book and estimated fair values of derivative instruments at the dates indicated:

	September 30, 2007		December 31, 2006
	Book Value	Fair Value	Book Value	Fair Value
Assets
Derivative instruments	$681,300	$681,300	$2,193,000	$2,193,000
	$681,300	$681,300	$2,193,000	$2,193,000
Liabilities
Derivative instruments	$(400,600)	$(400,600)	$(170,800)	$(170,800)
	$280,700	$280,700	$2,022,200	$2,022,200

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

General

We were formed as a Delaware limited partnership on October 17, 2003, with Atlas Resources, Inc. as our Managing General Partner, or MGP, to drill natural gas development wells.  Our operations commenced the first quarter of 2004.  We drilled and currently operate wells located in western Pennsylvania and southern Ohio.  We have no employees and rely on our MGP for management which, in turn, relies on its parent company, Atlas Energy Resources, LLC, or Atlas Energy, for administrative services.

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

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Production revenues (in thousands):
Gas	$1,521	$1,718	$4,839	$6,738
Oil	$58	$44	$115	$114
Total	$1,579	$1,762	$4,954	$6,852

Production volumes:
Gas (mcf/day) (2)	1,875	2,263	2,028	2,630
Oil (bbls/day) (2)	9	7	7	7
Total (mcfe/day) (2)	1,929	2,305	2,070	2,672

Average sales prices:
Gas (per mcf) (1) (2)	$8.82	$8.25	$8.74	$9.38
Oil (per bbl) (2)	$67.81	$67.12	$62.28	$62.84

Average production costs:
As a percent of sales	26%	24%	26%	20%
Per mcfe (2)	$2.36	$2.00	$2.32	$1.90

Depletion per mcfe	$4.72	$3.81	$4.73	$3.73
_____________

(1)
The average sales price per mcf before the effects of hedging was $8.04 and $7.22 for the three months ended September 30, 2007 and 2006, respectively; and $7.90 and $8.50 for the nine months ended September 30, 2007 and 2006, respectively.

(2)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues.  Our natural gas revenues were $1,521,700 and $1,718,600 for the three months ended September 30, 2007 and 2006, respectively, a decrease of $196,900 (11%).  This decrease was due to a decrease in production volumes to 1,875 mcf per day for the three months ended September 30, 2007 from 2,263 mcf per day for the three months ended September 30, 2006, a decrease of 388 mcf per day (17%), partially offset by an increase in the average sales price we received for our natural gas to $8.82 for the three months ended September 30, 2007 as compared to $8.25 for the three months ended September 30, 2006, an increase of $ .57 per mcf (7%).  The $196,900 decrease in gas revenue for the three months ended September 30, 2007 as compared to the prior year similar period was attributable to a $294,900 decrease in production volumes, partially offset by a $98,000 increase in natural gas sale prices.  The overall decrease in gas production volumes for the three months ended September 30, 2007 resulted primarily from the normal decline inherent in the life of a well.

Our natural gas revenues were $4,838,400 and $6,738,100 for the nine months ended September 30, 2007 and 2006, respectively, a decrease of $1,899,700 (28%).  This decrease was due to a decrease in the average sales price we received for our natural gas to $8.74 for the nine months ended September 30, 2007 as compared to $9.38 for the nine months ended September 30, 2006, a decrease of $ .64 per mcf (7%) and a decrease in production volumes to 2,028 mcf per day for the nine months ended September 30, 2007 from 2,630 mcf per day for the nine months ended September 30, 2006, a decrease of 602 mcf per day (23%).  The $1,899,700 decrease in gas revenue for the nine months ended September 30, 2007 as compared to the prior year similar period was attributable to a $1,541,200 decrease in production volumes and a $358,500 decrease in natural gas sale prices.  The overall decrease in gas production volumes for the nine months ended September 30, 2007 resulted primarily from the normal decline inherent in the life of a well.

Oil Revenues.  We drill wells primarily to produce natural gas, rather than oil, but some wells have oil production.  Our oil revenues were $57,700 and $43,600 for the three months ended September 30, 2007 and 2006, respectively, an increase of $14,100 (32%).  This increase was due to an increase in the production volumes to 9 bbl per day for the three months ended September 30, 2007 from 7 bbl per day for the three months ended September 30, 2006, an increase of 2 bbl per day (29%) and an increase in the average sales price we received for our oil to $67.81 for the three months ended September 30, 2007 as compared to $67.12 for the three months ended September 30, 2006, an increase of $ .69 per bbl (1%).  The $14,100 increase in oil revenue for the three months ended September 30, 2007 as compared to the prior year similar period was attributable to a $13,500 increase in production volumes and a $600 increase in oil prices.

Our oil revenues were $115,300 and $114,000 for the nine months ended September 30, 2007 and 2006, respectively, an increase of $1,300 (1%).  This increase was due to an increase in the production volumes to 6.78 bbl per day for the nine months ended September 30, 2007 from 6.65 bbl per day for the nine months ended September 30, 2006, an increase of .13 bbl per day (2%), partially offset by a decrease in the average sales price we received for our oil to $62.28 for the nine months ended September 30, 2007 as compared to $62.84 for the nine months ended September 30, 2006, a decrease of $ .56 per bbl (1%).  The $1,300 increase in oil revenues for the nine months ended September 30, 2007 as compared to the prior year similar period was attributable to a $2,300 increase in production volumes, partially offset by an $1,000 decrease in oil prices.

Expenses.  Production expenses were $418,600 and $424,700 for the three months ended September 30, 2007 and 2006, respectively, a decrease of $6,100 (1%).  Production expenses were $1,311,600 and $1,381,500 for the nine months ended September 30, 2007 and 2006, respectively, a decrease of $69,900 (5%).  These decreases were primarily attributable to decreases in variable expenses which are affected by a decrease in production volumes.

Depletion of oil and gas properties as a percentage of oil and gas revenues were 53% and 46% in the three months ended September 30, 2007 and 2006, respectively; and 54% and 40% for the nine months ended September 30, 2007 and 2006, respectively.  These percentage changes are directly attributable to revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended September 30, 2007 and 2006 were $71,000 and $53,900, respectively, an increase of $17,100 (32%).  For the nine months ended September 30, 2007 and 2006 these expenses were $179,800 and $167,400, respectively, an increase of $12,400 (7%).  These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP.  These increases were primarily due to higher audit and tax fees as compared to the prior year similar period.

Liquidity and Capital Resources

Cash provided by operating activities decreased $3,337,600 in the nine months ended September 30, 2007 to $3,674,800 as compared to $7,012,400 for the nine months ended September 30, 2006.  This decrease was primarily due to a decrease in net earnings before depletion and accretion of $1,846,500 and reduction in the decrease in accounts receivable-affiliate of $1,606,200, offset by a net non-cash loss on derivative values of $97,700.

Cash used in investing activities was $14,700 for the nine months ended September 30, 2006 from a purchase of tangible equipment and proceed from sale of asset.  Cash used in investing activities was $7,800 for the nine months ended September 30, 2007 from a purchase of tangible equipment.

Cash used in financing activities decreased $3,929,500 during the nine months ended September 30, 2007 to $3,809,400 from $7,738,900 for the nine months ended September 30, 2006.  This decrease was entirely due to lower distributions as a result of a decrease in net cash flows.

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

For a detailed discussion on the application of our remaining policies critical to our business operations and other accounting policies, see Note 2 of the "Notes to Financial Statements" in our Annual Report on Form 10-KSB/A.

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

Atlas America Public #12-2003 Limited Partnership

Atlas Resources, LLC, Managing General Partner

Date: November 9, 2007	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 9, 2007	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: November 9, 2007	By:/s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Date: November 9, 2007	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Accounting Officer