Form 10-Q
period 2011-06-30
ATLAS AMERICA PUBLIC 12 2003 PROGRAM
filed 2011-08-15
CIK 1238289

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
(A DELAWARE LIMITED PARTNERSHIP)
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PAGE
PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

Balance Sheets as of June 30, 2011 and December 31, 2010	3

Statements of Operations for the Three Months and Six Months Ended June 30, 2011 and 2010	4

Statement of Changes in Partners’ Capital for the Six Months ended June 30, 2011	5

Statements of Cash Flows for the Six Months ended June 30, 2011 and 2010	6

Notes to Financial Statements	7-15

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-18

Item 4: Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1: Legal Proceedings	19

Item 6: Exhibits	19

SIGNATURES	20

CERTIFICATIONS

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$129,700	$152,500
Accounts receivable-affiliate	632,800	401,800
Short-term hedge receivable due from affiliate	—	380,300

Total current assets	762,500	934,600

Oil and gas properties, net	5,952,800	6,218,100
Long-term hedge receivable due from affiliate	—	371,400
Long-term receivable-affiliate	217,800	—

	$6,933,100	$7,524,100

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$17,800	$13,200
Short-term hedge liability due to affiliate	—	1,600

Total current liabilities	17,800	14,800

Asset retirement obligation	3,193,400	3,100,400
Long-term hedge liability due to affiliate	—	63,400

Partners’ capital:
Managing general partner	2,628,600	5,428,400
Limited partners (4,024 units)	891,900	(1,131,000)
Accumulated other comprehensive income (loss)	201,400	48,100

Total partners’ capital	3,721,900	4,345,500

	$6,933,100	$7,524,100

See accompanying notes to financial statements.

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
REVENUES
Natural gas and oil	$529,500	$494,100	$883,400	$1,037,400
Interest income	—	100	100	200

Total revenues	529,500	494,200	883,500	1,037,600

COSTS AND EXPENSES
Production	300,700	352,700	573,400	673,900
Depletion	154,200	189,800	265,300	417,400
Accretion of asset retirement obligation	46,500	36,900	93,000	73,800
General and administrative	52,600	58,900	110,900	115,400

Total expenses	554,000	638,300	1,042,600	1,280,500

Net loss	$(24,500)	$(144,100)	$(159,100)	$(242,900)

Allocation of net (loss) income:
Managing general partner	$(23,600)	$(10,900)	$(58,000)	$2,000

Limited partners	$(900)	$(133,200)	$(101,100)	$(244,900)

Net loss per limited partnership unit	$(0)	$(33)	$(25)	$(61)

See accompanying notes to financial statements.

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE SIX MONTHS ENDED
June 30, 2011
(Unaudited)

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	Income	Total

Balance at January 1, 2011	$5,428,400	$(1,131,000)	$48,100	$4,345,500

Participation in revenues and expenses:
Net production revenues	63,700	246,300	—	310,000
Interest income	—	100	—	100
Depletion	(50,400)	(214,900)	—	(265,300)
Accretion of asset retirement obligation	(32,500)	(60,500)	—	(93,000)
General and administrative	(38,800)	(72,100)	—	(110,900)

Net loss	(58,000)	(101,100)	—	(159,100)

Other comprehensive income	—	—	153,300	153,300
Working interest adjustment	(2,405,900)	2,405,900	—	—
Distributions to partners	(335,900)	(281,900)	—	(617,800)

Balance at June 30, 2011	$2,628,600	$891,900	$201,400	$3,721,900

See accompanying notes to financial statements.

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(159,100)	$(242,900)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	265,300	417,400
Non-cash loss on hedge instruments	182,500	249,000
Accretion of asset retirement obligation	93,000	73,800
Decrease (increase) in accounts receivable — affiliate	24,500	(50,900)
Increase (decrease) in accrued liabilities	4,600	(3,600)

Net cash provided by operating activities	410,800	442,800

Cash flows from financing activities:
Distributions to partners	(433,600)	(546,900)

Net cash used in financing activities	(433,600)	(546,900)

Net decrease in cash and cash equivalents	(22,800)	(104,100)
Cash and cash equivalents at beginning of period	152,500	175,000

Cash and cash equivalents at end of period	$129,700	$70,900

Supplemental Schedule of non-cash operating and financing activities:

Distribution to Managing General Partner	$184,200	$—

See accompanying notes to financial statements.

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
NOTES TO FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)
NOTE 1 — DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Atlas America Public #12-2003 Limited Partnership (the “Partnership”) is a Delaware limited partnership and formed on July 15, 2003 with Atlas Resources, LLC serving as its Managing General Partner and operator (“Atlas Resources” or “MGP”). Atlas Resources is an indirect subsidiary of Atlas Energy, L.P., formerly Atlas Pipeline Holdings, L.P. (“Atlas Energy”) (NYSE: ATLS). On February 17, 2011, Atlas Energy, a then-majority owned subsidiary of Atlas Energy, Inc. and parent of the general partner of Atlas Pipeline Partners, L.P. (“APL”) (NYSE: APL), completed an acquisition of assets from Atlas Energy, Inc., which included its investment partnership business; its oil and gas exploration, development and production activities conducted in Tennessee, Indiana, and Colorado, certain shallow wells and leases in New York and Ohio, and certain well interests in Pennsylvania and Michigan; and its ownership and management of investments in Lightfoot Capital Partners, L.P. and related entities.
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
The accompanying financial statements, which are unaudited except that the balance sheet at December 31, 2010 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in the Form 10-K. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three and six months ended June 30, 2011 may not necessarily be indicative of the results of operations for the year ended December 31, 2011.
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
June 30, 2011
(Unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Use of Estimates (Continued)
The natural gas industry principally conducts its business by processing actual transactions as much as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following months’ financial results. Management believes that the operating results presented represent actual results in all material respects (see “Revenue Recognition” accounting policy for further description).
Accounts Receivable and Allowance for Possible Losses
In evaluating the need for an allowance for possible losses, the MGP performs ongoing credit evaluations of the Partnership’s customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of the Partnership’s customers’ credit information. Credit is extended on an unsecured basis to many of its energy customers. At June 30, 2011 and December 31, 2010, the MGP’s credit evaluation indicated that the Partnership had no need for an allowance for possible losses.
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

	June 30,	December 31,
	2011	2010
Proved properties:
Leasehold interests	$1,131,600	$1,131,600
Wells and related equipment	52,145,600	52,145,600

	53,277,200	53,277,200

Accumulated depletion	(47,324,400)	(47,059,100)

Oil and gas properties, net	$5,952,800	$6,218,100

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2011
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
The determination of oil and natural gas reserve estimates is a subjective process and the accuracy of any reserve estimate depends on the quality of available data and the application of engineering and geological interpretation and judgment. Estimates of economically recoverable reserves and future net cash flows depend on a number of variable factors and assumptions that are difficult to predict and may vary considerably from actual results. In addition, reserve estimates for wells with limited or no production history are less reliable than those based on actual production. Estimated reserves are often subject to future revisions, which could be substantial, based on the availability of additional information which could cause the assumptions to be modified. The Partnership cannot predict what reserve revisions may be required in future periods. There was no impairment charge recognized during the three and six months ended June 30, 2011. During the year ended December 31, 2010, the Partnership recognized an impairment charge of $3,667,800, net of an offsetting gain in accumulated other comprehensive income of $323,000.
Working Interest
The Partnership Agreement establishes that revenues and expenses will be allocated to the MGP and limited partners based on their ratio of capital contributions to total contributions (“working interest”). The MGP is also provided an additional working interest of 7% as provided in the Partnership Agreement. Due to the time necessary to complete drilling operations and accumulate all drilling costs, estimated working interest percentage ownership rates are utilized to allocate revenues and expenses until the wells are completely drilled and turned on-line into production. Once the wells are completed, the final working interest ownership of the partners is determined and any previously allocated revenues and expenses based on the estimated working interest percentage ownership are adjusted to conform to the final working interest percentage ownership. In June 2011, an additional adjustment of $2,405,900 was made to decrease the Managing General Partner’s equity account and a corresponding increase to the Limited Partners’ equity account for previous depletion and impairment charges, to conform to the final working interest ownership percentages.

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2011
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
The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas and crude oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership’s records and management estimates of the related commodity sales and transportation fees which are, in turn, based upon applicable product prices (see “Use of Estimates” accounting policy for further description). The Partnership had unbilled revenues at June 30, 2011 and December 31, 2010 of $285,800 and $294,800, respectively, which are included in accounts receivable — affiliate within the Partnership’s balance sheets.
Recently Adopted Accounting Standards
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Update 2011-05 amends the FASB Accounting Standards Codification to provide an entity with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with a total net income, each component of other comprehensive income, and a total amount for comprehensive income. Update 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in partners’ capital. These changes apply to both annual and interim financial statements. Update 2011-05 will be effective for public entities’ fiscal years, and interim periods within those years, beginning after December 15, 2011. The Partnership will apply the requirements of Update 2011-05 upon its effective date of January 1, 2012, and it does not anticipate it having a material impact on its financial position, results of operations or related disclosures.
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

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2011
(Unaudited)
NOTE 3 — ASSET RETIREMENT OBLIGATION (Continued)
A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Asset retirement obligation at beginning of period	$3,146,900	$2,494,800	$3,100,400	$2,457,900
Accretion expense	46,500	36,900	93,000	73,800

Asset retirement obligation at end of period	$3,193,400	$2,531,700	$3,193,400	$2,531,700

NOTE 4 — DERIVATIVE INSTRUMENTS
The MGP, on behalf of the Partnership, used a number of different derivative instruments, principally swaps and collars, in connection with its commodity price risk management activities. The MGP entered into financial instruments to hedge the Partnership’s forecasted natural gas and crude oil against the variability in expected future cash flows attributable to changes in market prices. Swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas and crude oil is sold. Under swap agreements, the Partnership received or pays a fixed price and receives or remits a floating price based on certain indices for the relevant contract period. Commodity-based option instruments are contractual agreements that grant the right, but not obligation, to purchase or sell natural gas and crude oil at a fixed price for the relevant contract period.
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

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2011
(Unaudited)
NOTE 4 — DERIVATIVE INSTRUMENTS (Continued)
Prior to the acquisition on February 17, 2011 of “the Transferred Business”, Atlas Energy, Inc. monetized its derivative instruments related to the Transferred Business. The monetized proceeds relate to instruments that were originally put into place to hedge future natural gas and oil production of the Transferred Business, including production generated through its Drilling Partnerships. At June 30, 2011, the Partnership recorded a net receivable from the monetized derivative instruments of $255,500 in accounts receivable-affiliate and $217,800 in long-term receivable-affiliate with the corresponding net unrealized gains in accumulated other comprehensive income on the Partnership’s balance sheets, which will be allocated to natural gas and oil production revenue generated over the period of the original instruments’ contracts. As a result of the monetization and the early settlement of natural gas and oil derivative instruments and the unrealized gains recognized in income in prior periods due to natural gas and oil property impairments, the Partnership recorded a net deferred gain on its balance sheets in other comprehensive income of $201,400 as of June 30, 2011. Unrealized gains, net of the MGP’s interest, previously recognized into income as a result of prior period impairments included in accumulated other comprehensive income were $125,900 and $146,000 for the year ended December 31, 2010. The MGP’s portion of the unrealized gains was written-off as part of the terms related to the acquisition of the Transferred Business. For the six months ended June 30, 2011, the Partnership reclassified $184,200 of unrealized gains previously recognized into income from prior period impairments related to the MGP from a hedge receivable due from affiliate to a non-cash distribution to the MGP. As such, $184,200 was recorded as a distribution to partners on the statement of changes in partners’ capital. During the six months ended June 30, 2011, $128,000 of monetized proceeds were recorded by the Partnership and allocated only to the limited partners. Of the remaining $201,400 of net unrealized gain in accumulated other comprehensive income, the Partnership will reclassify $107,400 of net gains to the Partnership’s statements of operations over the next twelve month period and the remaining $94,000 in later periods.
The following table summarizes the fair value of the Partnership’s derivative instruments as of December 31, 2010, as well as the gain or loss recognized in the statements of operations for the three and six months ended June 30, 2011 and 2010:
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

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2011
(Unaudited)
NOTE 4 — DERIVATIVE INSTRUMENTS (Continued)
Effects of Derivative Instruments on Statements of Operations:

		Three Months Ended		Six Months Ended
		June 30,	June 30,	June 30,	June 30,
		2011	2010	2011	2010
Derivative in Cash Flow Hedging Relationships	Gain Recognized in OCI on Derivatives

	Commodity Contracts	$—	$(62,800)	$35,600	$591,300

		Three Months Ended		Six Months Ended
		June 30,	June 30,	June 30,	June 30,
		2011	2010	2011	2010
Location of Gain Reclassified from Accumulated OCI into Income	Gain Reclassified from OCI into Net Loss
	Gas and Oil Revenue	$56,300	$32,400	$125,400	$67,200

NOTE 5 — COMPREHENSIVE (LOSS) INCOME
Comprehensive (loss) income includes net loss and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under accounting principles generally accepted in the United States of America, have not been recognized in the calculation of net loss. These changes, other than net loss, are referred to as “other comprehensive (loss) income” and for the Partnership includes changes in the fair value of unsettled derivative contracts accounted for as cash flow hedges, and changes in the estimated amount of future monetized proceeds to be received (See Note 4). The monetized proceeds included in accounts receivable affiliate have been allocated to the Partnership based on estimated future production in relation to all other Partnerships’ future production eligible to receive monetized hedge proceeds. As actual production is realized, there may be a corresponding difference in the Partnership’s actual share of monetized hedge proceeds received, than what was previously estimated. This component is shown as “Difference in estimated monetized gains receivable.” The following table sets forth the calculation of the Partnership’s comprehensive (loss) income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net loss	$(24,500)	$(144,100)	$(159,100)	$(242,900)
Other comprehensive (loss) income:
Unrealized holding gain (loss) on hedging contracts	—	(62,800)	35,600	591,300
MGP portion of non-cash loss on hedging instruments	—	—	184,200	—
Difference in estimated monetized gains receivable	37,000	—	58,900	—
Less: reclassification adjustment for gains realized in net loss	(56,300)	(32,400)	(125,400)	(67,200)

Total other comprehensive (loss) income	(19,300)	(95,200)	153,300	524,100

Comprehensive (loss) income	$(43,800)	$(239,300)	$(5,800)	$281,200

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2011
(Unaudited)
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Partnership used a fair value methodology to value the assets and liabilities for its outstanding derivative contracts (see Note 4). The Partnership’s commodity derivative contracts were valued based on observable market data related to the change in price of the underlying commodity and are therefore defined as Level 2 fair value measurements.
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
NOTE 7 — TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES
The Partnership has entered into the following significant transactions with the MGP and its affiliates as provided under its Partnership Agreement:
•
Administrative costs which are included in general and administrative expenses in the Partnership’s statements of operations are payable at $75 per well per month. Administrative costs incurred for the three months and six months ended June 30, 2011 were $43,900 and $84,600, respectively. Administrative costs incurred for the three months and six months ended June 30, 2010 were $43,600 and $87,100, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s statements of operations are payable at $313 per well per month, respectively, for operating and maintaining the wells. Well supervision fees incurred for the three months and six months ended June 30, 2011 were $183,500 and $353,600, respectively. Well supervision fees incurred for the three months and six months ended June 30, 2010 were $182,300 and $363,900, respectively.

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2011
(Unaudited)
NOTE 7 — TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES (Continued)
•
Transportation fees which are included in production expenses in the Partnership’s statements of operations are generally payable at 13% of the natural gas sales price. Transportation fees incurred for the three months and six months ended June 30, 2011 were $65,800 and $115,500, respectively. Transportation fees incurred for the three months and six months ended June 30, 2010 were $62,600 and $137,200, respectively.

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
Overview
The following discussion provides information to assist in understanding our financial condition and result of operations. Our operating cash flows are generated from our wells, which produce primarily natural gas, but also some oil. Our produced natural gas and oil is then delivered to market through affiliated or third-party gas gathering systems. Our ongoing operating and maintenance costs have been and are expected to be fulfilled through revenues from the sale of our natural gas and oil production. We pay our managing general partner, as operator, a monthly well supervision fee, which covers all normal and regularly recurring operating expenses for the production and sale of natural gas and oil such as:
•	well tending, routine maintenance and adjustment;

•	reading meters, recording production, pumping, maintaining appropriate books and records; and

•	preparation of reports for us and government agencies.

The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials and brine disposal. If these expenses are incurred, we pay cost for third-party services, materials, and a competitive charge for services performed directly by our managing general partner or its affiliates. Also, beginning one year after each of our wells has been placed into production our managing general partner, as operator, may retain $200 per month, per well to cover the estimated future plugging and abandonment costs of the well. As of June 30, 2011, our managing general partner had not withheld any funds for this purpose. Our managing general partner intends to produce our wells until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold. No other wells will be drilled and no additional funds will be required for drilling.
Markets and Competition
The availability of a ready market for natural gas and oil produced by us, and the price obtained, depends on numerous factors beyond our control, including the extent of domestic production, imports of foreign natural gas and oil, political instability or terrorist acts in oil and gas producing countries and regions, market demand, competition from other energy sources, the effect of federal regulation on the sale of natural gas and oil in interstate commerce, other governmental regulation of the production and transportation of natural gas and oil and the proximity, availability and capacity of pipelines and other required facilities. Our managing general partner is responsible for selling our natural gas production. During 2011 and 2010, we experienced no problems in selling our natural gas and oil. Product availability and price are the principal means of competition in selling natural gas and oil production. While it is impossible to accurately determine our comparative position in the industry, we do not consider our operations to be a significant factor in the industry.
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
Results of Operations
The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Production revenues (in thousands):
Gas	$503	$454	$839	$998
Oil	27	40	44	40

Total	$530	$494	$883	$1,038

Production volumes:
Gas (mcf/day) (1)	1,131	886	966	999
Oil (bbls/day) (1)	3	5	3	3

Total (mcfe/day) (1)	1,149	916	984	1,017

Average sales prices: (2)
Gas (per mcf) (1) (3)	$5.57	$7.24	$5.84	$6.89
Oil (per bbl) (1) (4)	$102.48	$80.45	$96.38	$80.04

Average production costs:
As a percent of revenues	57%	71%	65%	65%
Per mcfe (1)	$2.88	$4.22	$3.23	$3.67

Depletion per mcfe	$1.48	$2.27	$1.49	$2.27

(1)	“Mcf” represents thousand cubic feet, “mcfe” represents thousand cubic feet equivalent, and “bbls” represents barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

(2)	Average sales prices represent accrual basis pricing after reversing the effect of previously recognized gains resulting from prior period impairment charges.

(3)
Average gas prices are calculated by including in total revenue derivative gains previously recognized into income and dividing by the total volume for the period. Previously recognized derivative gains were $70,200 and $129,200 for the three months ended June 30, 2011 and 2010, respectively. Previously recognized derivative gains were $182,600 and $248,600 for the six months ended June 30, 2011 and 2010, respectively. The derivative gains are included in other comprehensive income and resulted from prior period impairment charges.

(4)
Average oil prices are calculated by including in total revenue derivative gains or losses previously recognized into income and dividing by the total volume for the period. Previously recognized derivative gain of $200 for the three months ended June 30, 2010. Previously recognized derivative gain of $400 for the six months ended June 30, 2010. The derivative gains are included in other comprehensive income and resulted from prior period impairment charges.

Natural Gas Revenues. Our natural gas revenues were $502,700 and $454,100 for the three months ended June 30, 2011 and 2010, respectively, an increase of $48,600 (11%). The $48,600 increase in natural gas revenues for the three months ended June 30, 2011 as compared to the prior year similar period was attributable to a $125,800 increase in production volumes, partially offset by a $77,200 decrease in our natural gas sales prices after the effect of financial hedges, which were driven by market conditions. Our production volumes increased to 1,131 mcf per day for the three months ended June 30, 2011 from 886 mcf per day for the three months ended June 30, 2010, an increase of 245 mcf per day (28%). Production increased for the three months ended June 30, 2011, due to certain wells being moved to a new gathering system.
Our natural gas revenues were $839,000 and $997,800 for the six months ended June 30, 2011 and 2010, respectively, a decrease of $158,800 (16%). The $158,800 decrease in natural gas revenues for the six months ended June 30, 2011 as compared to the prior year similar period was attributable to a $125,500 decrease in our natural gas sales prices after the effect of financial hedges, which were driven by market conditions and a $33,300 decrease in production volumes. Our production volumes decreased to 966 mcf per day for the six months ended June 30, 2011 from 999 mcf per day for the six months ended June 30, 2010, a decrease of 33 mcf per day (3%). The overall decrease in natural gas production volumes for the six months ended June 30, 2011 resulted primarily from the normal decline inherent in the life of a well.
Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have limited oil production. Our oil revenues were $26,800 and $40,000 for the three months ended June 30, 2011 and 2010, respectively, a decrease of $13,200 (33%). The $13,200 decrease in oil revenues for the three months ended June 30, 2011 as compared to the prior year similar period was attributable to a $19,100 decrease in production volumes, partially offset by a $5,900 increase in oil prices after the effect of financial hedges. Our production volumes decreased to 3 bbls per day for the three months ended June 30, 2011 from 5 bbls per day for the three months ended June 30, 2010, a decrease of 2 bbls per day (40%).
Our oil revenues were $44,400 and $39,600 for the six months ended June 30, 2011 and 2010, respectively, an increase of $4,800 (12%). The $4,800 increase in oil revenues for the six months ended June 30, 2011 as compared to the prior year similar period was attributable to a $7,800 increase in oil prices after the effect of financial hedges, partially offset by a $3,000 decrease in production volumes. Our production volumes decreased to 2.55 bbls per day for the six months ended June 30, 2011 from 2.76 bbls per day for the six months ended June 30, 2010, a decrease of 0.21 bbl per day (8%).
Costs and Expenses. Production expenses were $300,700 and $352,700 for the three months ended June 30, 2011 and 2010, respectively, a decrease of $52,000 (15%). Production expenses were $573,400 and $673,900 for the six months ended June 30, 2011 and 2010, respectively, a decrease of $100,500 (15%). The decrease for the three months ended June 30, 2011 was due to lower variable expenses. The decrease for the six months ended June 30, 2011 was due to lower transportation fees.

Depletion of oil and gas properties as a percentage of oil and gas revenues were 29% and 38% for the three months ended June 30, 2011 and 2010, respectively; and 30% and 40% for the six months ended June 30, 2011 and 2010, respectively. These percentage changes are directly attributable to changes in revenues, oil and gas reserve quantities, product prices and production volumes and changes in the depletable cost basis of oil and gas properties.
General and administrative expenses for the three months ended June 30, 2011 and 2010 were $52,600 and $58,900, respectively, a decrease of $6,300 (11%). For the six months ended June 30, 2011 and 2010 these expenses were $110,900 and $115,400, respectively, a decrease of $4,500 (4%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP. The decreases for the three and six months ended June 30, 2011 was primarily due to lower third-party costs as compared to the prior year similar period.
Liquidity and Capital Resources
Cash provided by operating activities decreased $32,000 in the six months ended June 30, 2011 to $410,800 as compared to $442,800 for the six months ended June 30, 2011. This decrease was due to a decrease in net income before depletion, a net non-cash loss on hedge instruments and accretion of $115,600, partially offset by an increase in the change in accounts receivable-affiliate by $75,400 and an increase in the change in accrued liabilities by $8,200 in the six months ended June 30, 2011 as compared to the six months ended June 30, 2011.
Cash used in financing activities decreased $113,300 during the six months ended June 30, 2011 to $433,600 from $546,900 for the six months ended June 30, 2011. This decrease was due to a decrease in cash distributions to partners.
Our MGP may withhold funds for future plugging and abandonment costs. Through June 30, 2011, our MGP had not withheld any funds for this purpose. Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that we may borrow may not at any time exceed 5% of our total subscriptions, and we will not borrow from third-parties.
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
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our MGP’s Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Under the supervision of our MGP’s Chairman of the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our MGP’s Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, concluded that, at June 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Affiliates of the MGP and their subsidiaries are party to various routine legal proceedings arising in the ordinary course of their collective business. The MGP’s management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the MGP’s financial condition or results of operation.

ITEM 6.	EXHIBITS
EXHIBIT INDEX

Exhibit No.	Description

4.0	Amended and Restated Certificate and Agreement of Limited Partnership for Public #12-2003 Limited Partnership (1)
31.1	Certification Pursuant to Rule 13a-14/15(d)-14
31.2	Certification Pursuant to Rule 13a-14/15(d)-14
32.1	Section 1350 Certification
32.2	Section 1350 Certification
101	Interactive data file

(1)	Filed on September 3, 2003 in the Form S-1 Registration Statement dated September 3, 2003, File No. 333-105811

SIGNATURES
Pursuant to the requirements of the Securities of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Atlas America Public #12-2003 Limited Partnership

ATLAS RESOURCES, LLC, Managing General Partner
Date: August 12, 2011	By:	/s/ FREDDIE M. KOTEK
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President
In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 12, 2011	By:	/s/ SEAN P. MCGRATH
Sean P. McGrath, Chief Financial Officer