Form 10-Q
period 2014-06-30
ATLAS AMERICA PUBLIC #12-2003 Limited Partnership
filed 2014-08-14
CIK 1238289

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes    ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer,” “non accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☑

ATLAS AMERICA PUBLIC #12-2003 LIMITED PARTNERSHIP

(A Delaware Limited Partnership)

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #12-2003 LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$123,300	$5,600
Accounts receivable trade–affiliate	202,500	214,100
Asset retirement receivable-affiliate	58,900	-
Accounts receivable monetized gains-affiliate	2,100	11,200
Current portion of derivative assets	1,200	1,400
Total current assets	388,000	232,300
Oil and gas properties, net	3,893,700	3,969,800
Long-term derivative assets	4,900	7,000
	$4,286,600	$4,209,100
LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$6,000	$8,800
Total current liabilities	6,000	8,800
Asset retirement obligation	3,452,600	3,353,100
Long-term put premiums payable-affiliate	9,700	12,700
Commitments and contingencies
Partners’ capital:
Managing general partner’s interest	770,700	798,700
Limited partners’ interest (4,024 units)	54,200	38,700
Accumulated other comprehensive loss	(6,600)	(2,900)
Total partners’ capital	818,300	834,500
	$4,286,600	$4,209,100

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #12-2003 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUES
Natural gas, oil and liquids	$393,800	$369,700	$716,300	$658,300
Total revenues	393,800	369,700	716,300	658,300
COSTS AND EXPENSES
Production	241,600	288,600	465,600	550,100
Depletion	43,400	253,800	76,100	457,400
Accretion of asset retirement obligation	49,700	46,500	99,500	93,000
General and administrative	40,000	49,100	87,600	105,100
Total costs and expenses	374,700	638,000	728,800	1,205,600
Net income (loss)	$19,100	$(268,300)	$(12,500)	$(547,300)
Allocation of net income (loss):
Managing general partner	$(6,600)	$(153,200)	$(28,000)	$(298,500)
Limited partners	$25,700	$(115,100)	$15,500	$(248,800)
Net income (loss) per limited partnership unit	$6	$(29)	$4	$(62)

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #12-2003 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$19,100	$(268,300)	$(12,500)	$(547,300)
Other comprehensive (loss) income:
Unrealized holding gain (loss) on cash flow hedging contracts	700	700	(9,800)	(8,100)
Difference in estimated hedge gains receivable	(800)	9,000	20,000	31,600
Reclassification adjustment for gains realized in net income (loss) from cash flow hedges	(700)	(5,600)	(13,900)	(22,800)
Total other comprehensive (loss) income	(800)	4,100	(3,700)	700
Comprehensive income (loss)	$18,300	$(264,200)	$(16,200)	$(546,600)

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #12-2003 LIMITED PARTNERSHIP

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED

June 30, 2014

(Unaudited)

	Managing General Partner	Limited Partners	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2013	$798,700	$38,700	$(2,900)	$834,500
Participation in revenues and expenses:
Net production revenues	86,800	163,900	-	250,700
Depletion	(49,300)	(26,800)	-	(76,100)
Accretion of asset retirement obligation	(34,800)	(64,700)	-	(99,500)
General and administrative	(30,700)	(56,900)	-	(87,600)
Net (loss) income	(28,000)	15,500	-	(12,500)
Other comprehensive loss	-	-	(3,700)	(3,700)
Distributions to partners	-	-	-	-
Balance at June 30, 2014	$770,700	$54,200	$(6,600)	$818,300

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #12-2003 LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(12,500)	$(547,300)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion	76,100	457,400
Non-cash loss on derivative value	4,700	34,100
Accretion of asset retirement obligation	99,500	93,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable-affiliate	11,600	(41,800)
(Decrease) increase in accrued liabilities	(2,800)	1,500
Asset retirement receivable-affiliate	(58,900)	-
Net cash provided by (used in) operating activities	117,700	(3,100)
Cash flows from investing activities:
Proceeds from the sale of tangible equipment	-	8,800
Purchase of tangible equipment	-	(5,700)
Net cash provided by investing activities	-	3,100
Cash flows from financing activities:
Distributions to partners	-	-
Net cash used in financing activities	-	-
Net increase in cash and cash equivalents	117,700	-
Cash and cash equivalents at beginning of period	5,600	-
Cash and cash equivalents at end of period	$123,300	$-

See accompanying notes to condensed financial statements.

ATLAS AMERICA PUBLIC #12-2003 Limited Partnership

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2014

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

The accompanying condensed financial statements, which are unaudited, except that the balance sheet at December 31, 2013 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. They do not include all disclosures normally made in financial statements contained in the Partnership’s Form 10-K. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three and six months ended June 30, 2014 may not necessarily be indicative of the results of operations for the year ended December 31, 2014.

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

The natural gas industry principally conducts its business by processing actual transactions as much as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following months’ financial results. Management believes that the operating results presented for the three and six months ended June 30, 2014 and 2013 represent actual results in all material respects (see “Revenue Recognition” accounting policy for further description).

Accounts Receivable and Allowance for Possible Losses

In evaluating the need for an allowance for possible losses, the MGP performs ongoing credit evaluations of the Partnership’s customers and adjusts credit limits based upon payment history and the customers’ current creditworthiness as determined by review of such customers’ credit information. Credit is extended on an unsecured basis to many of the Partnership’s energy customers. At June 30, 2014 and December 31, 2013, the MGP’s credit evaluation indicated that the Partnership had no need for an allowance for possible losses.

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

The Partnership’s depletion expense is determined on a field-by-field basis using the units-of-production method. Depletion rates for lease, well and related equipment costs are based on proved developed reserves associated with each field. Depletion rates are determined based on reserve quantity estimates and the capitalized cost of developed producing properties. The Partnership recorded depletion expense on natural gas and oil properties of $76,100 and $457,400 for the six months ended June 30, 2014 and 2013, respectively.

Upon the sale or retirement of a complete field of a proved property, the Partnership eliminates the cost from the property accounts and the resultant gain or loss is reclassified to the Partnership’s statements of operations. Upon the sale of an individual well, the Partnership credits the proceeds to accumulated depreciation and depletion within its balance sheets. Upon the sale of an entire interest, a gain or loss is recognized in the statement of operations.

The following is a summary of oil and gas properties at the dates indicated:

	June 30, 2014	December 31, 2013
Proved properties:
Leasehold interests	$1,131,600	$1,131,600
Wells and related equipment	51,851,900	51,851,900
Total natural gas and oil properties	52,983,500	52,983,500
Accumulated depletion and impairment	(49,089,800)	(49,013,700)
Oil and gas properties, net	$3,893,700	$3,969,800

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

In addition, reserve estimates for wells with limited or no production history are less reliable than those based on actual production. Estimated reserves are often subject to future revisions, which could be substantial, based on availability additional information which could cause the assumptions to be modified. The Partnership cannot predict what reserve revisions may be required in future periods. The Partnership may have to pay additional consideration in the future as a well becomes uneconomic under the terms of the Partnership Agreement in order to recover these reserves. There were no oil and gas properties impairments recorded during the three and six months ended June 30, 2014 and 2013 and during the year ended December 31, 2013.

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

The MGP and its affiliates perform all administrative and management functions for the Partnership, including billing revenues and paying expenses. Accounts receivable trade-affiliate on the Partnership’s balance sheets includes the net production revenues due from the MGP. The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas, NGL’s, crude oil, and condensate and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership’s records and management estimates of the related commodity sales and transportation and compression fees, which are, in turn, based upon applicable product prices. The Partnership had unbilled revenues at June 30, 2014 and December 31, 2013 of $189,400 and $170,800, respectively, which were included in accounts receivable trade-affiliate within the Partnership’s balance sheets.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net loss and all other changes in equity of a business during a period from transactions and other events and circumstances from non-owner sources that, under accounting principles generally accepted in the United States of America, have not been recognized in the calculation of net income (loss). These changes, other than net income (loss), are referred to as “other comprehensive income (loss)” and, for the Partnership, include changes in the fair value of derivative contracts accounted for as cash flow hedges.

Recently Adopted Accounting Standards

In February 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (“Update 2013-04”). Update 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements, for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. Examples of obligations within the scope of this update include debt arrangements, other contractual obligations and settled litigation and judicial rulings. Update 2013-04 requires an entity to measure joint and several liability arrangements, for which the total amount of the obligation is fixed at the reporting date as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, Update 2013-04 provides disclosure guidance on the nature and amount of the obligation as well as other information. Update 2013-04 is effective for fiscal years and interim periods within those years, beginning after December 15, 2013. The Partnership adopted the requirements of Update 2013-04 upon its effective date of January 1, 2014, and it had no material impact on its financial position, results of operations or related disclosures.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“Update 2014-09”), which supersedes the revenue recognition requirements (and some cost guidance) in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the Codification. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant and Equipment, and intangible assets within the scope of Topic 350, Intangibles – Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in Update 2014-09. Topic 606 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this, an entity should identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies the performance obligations. These requirements are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Partnership will adopt the requirements of Update 2014-09 using the full retrospective method upon its effective date of January 1, 2017, and is evaluating the impact of the adoption on its financial position, results of operations or related disclosures.

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

The MGP’s historical practice and continued intention is to retain distributions from the limited partners as the wells within the Partnership near the end of their useful life. On a partnership-by-partnership basis, the MGP assesses its right to withhold amounts related to plugging and abandonment costs based on several factors including commodity price trends, the natural decline in the production of the wells, and current and future costs. Generally, the MGP’s intention is to retain distributions from the limited partners as the fair value of the future cash flows of the limited partners’ interest approaches the fair value of the future plugging and abandonment cost. Upon the MGP’s decision to retain all future distributions to the limited partners of the Partnership, the MGP will assume the related asset retirement obligations of the limited partners. As of June 30, 2014, the MGP withheld $58,900 of net production revenue for future plugging and abandonment costs.

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Asset retirement obligation at beginning of period	$3,402,900	$3,467,300	$3,353,100	$3,420,800
Accretion expense	49,700	46,500	99,500	93,000
Asset retirement obligation at end of period	$3,452,600	$3,513,800	$3,452,600	$3,513,800

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

The Partnership enters into derivative contracts with various financial institutions, utilizing master contracts based upon the standards set by the International Swaps and Derivatives Association, Inc. These contracts allow for rights of offset at the time of settlement of the derivatives. Due to the right of offset, derivatives are recorded on the Partnership’s balance sheets as assets or liabilities at fair value on the basis of the net exposure to each counterparty. Potential credit risk adjustments are also analyzed based upon the net exposure to each counterparty. Premiums paid for purchased options are recorded on the Partnership’s balance sheets as the initial value of the options. The Partnership reflected net derivative assets on its balance sheets of $6,100 and $8,400 at June 30, 2014 and December 31, 2013, respectively.

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

At June 30, 2014, the Partnership had the following commodity derivatives:

Natural Gas Put Options

Production Period Ending December 31,	Volumes	Average Fixed Price	Fair Value Asset (2)
	(MMBtu) (1)	(per MMBtu) (1)
2014	5,500	$3.80	$200
2015	8,800	$4.00	2,300
2016	8,800	$4.15	3,600
			$6,100

(1)	“MMBtu” represents million British Thermal Units.
(2)	Fair value based on forward New York Mercantile Exchange (“NYMEX”) natural gas prices, as applicable.

Effects of Derivative Instruments on Statements of Operations:

The following table summarizes the gain or loss recognized in the statements of operations for the three months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Gain from cash flow hedges reclassified from accumulated other comprehensive income into natural gas, oil, and liquids revenues	$700	$5,600	$13,900	$22,800

As the underlying prices and terms in the Partnership’s derivative contracts were consistent with the indices used to sell its natural gas and oil, there were no gains or losses recognized during the three and six months ended June 30, 2014 and 2013 for hedge ineffectiveness or as a result of the discontinuance of any cash flow hedges.

Monetized Gains

Prior to February 17, 2011, Atlas Energy Inc. (“AEI”), monetized its derivative instruments, including those related to the future natural gas and oil production of the Transferred Business. AEI also monetized derivative instruments that were specifically related to the future natural gas and oil production of the Partnership. At June 30, 2014 and December 31, 2013, remaining hedge monetization cash proceeds of $8,300 and $17,600, respectively, related to the amounts hedged on behalf of the Partnership’s limited partners were included within accounts receivable monetized gains-affiliate. The Partnership will allocate the monetized net proceeds to the limited partners based on the natural gas and oil production generated over the period of the original derivative contracts.

During June 2012, the MGP used the undistributed monetized funds to purchase natural gas put options on behalf of the limited partners of the Partnership only. A premium (“put premium”) was paid to purchase the contracts and will be allocated to natural gas production revenues generated over the contractual term of the purchased hedging instruments. At June 30, 2014 and December 31, 2013, the put premiums were recorded as short-term payables to affiliate of $6,200 and $6,400, respectively, and long-term payables to affiliate of $9,700 and $12,700, respectively. Furthermore, the current portions of the put premium liability are included in accounts receivable monetized gains-affiliate in the Partnership’s balance sheets.

The following table summarizes the gross and net fair values of the Partnership’s affiliate balances on the Partnership’s balance sheets for the periods indicated:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheets	Net Amount of Assets Presented in the Balance Sheets
Offsetting Assets
As of June 30, 2014
Accounts receivable monetized gains-affiliate	$8,300	$(6,200)	$2,100
As of December 31, 2013
Accounts receivable monetized gains-affiliate	$17,600	$(6,400)	$11,200

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheets	Net Amount of Liabilities Presented in the Balance Sheets
Offsetting Liabilities
As of June 30, 2014
Put premiums payable-affiliate	$(6,200)	$6,200	$-
Long-term put premiums payable-affiliate	(9,700)	-	(9,700)
Total	$(15,900)	$6,200	$(9,700)
As of December 31, 2013
Put premiums payable-affiliate	$(6,400)	$6,400	$-
Long-term put premiums payable-affiliate	(12,700)	-	(12,700)
Total	$(19,100)	$6,400	$(12,700)

Accumulated Other Comprehensive Loss

As a result of the monetization and the early settlement of natural gas and oil derivative instruments, the put options, and the unrealized gains recognized in earnings in prior periods due to natural gas and oil property impairments, the Partnership recorded a net deferred loss on its balance sheet in accumulated other comprehensive loss of $6,600 as of June 30, 2014. Included in accumulated other comprehensive loss are unrealized gains of $5,100, net of the MGP interest, that were recognized into earnings as a result of oil and gas property impairments in prior periods. During the current year, $2,700 of net gains were recorded by the Partnership and allocated only to the limited partners. Of the remaining $6,600 of net unrealized loss in accumulated other comprehensive income, the Partnership will reclassify $1,800 of net losses to the Partnership’s statements of operations over the next twelve month period and the remaining $4,800 in later periods.

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

Information for assets and liabilities measured at fair value at June 30, 2014 and December 31, 2013 is as follows:

	Level 1	Level 2	Level 3	Total
As of June 30, 2014
Derivative assets, gross
Commodity puts	$-	$6,100	$-	$6,100
Derivative liabilities, gross
Commodity puts	$-	$-	$-	$-
Total derivatives, fair value, net	$-	$6,100	$-	$6,100

	Level 1	Level 2	Level 3	Total
As of December 31, 2013
Derivative assets, gross
Commodity puts	$-	$8,400	$-	$8,400
Derivative liabilities, gross
Commodity puts	$-	$-	$-	$-
Total derivatives, fair value, net	$-	$8,400	$-	$8,400

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Partnership estimates the fair value of asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors at the date of establishment of an asset retirement obligation such as: amounts and timing of settlements, the credit-adjusted risk-free rate of the Partnership and estimated inflation rates (see Note 3). There were no additional assets or liabilities that were measured at fair value on a nonrecurring basis for the three and six months ended June 30, 2014 and 2013.

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

The following table provides information with respect to these costs and the periods incurred:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Administrative	$32,200	$36,000	$65,300	$73,600
Supervision	134,300	150,300	272,700	307,500
Transportation	43,400	45,100	82,000	74,800
Total	$209,900	$231,400	$420,000	$455,900

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

Beginning one year after each of the Partnership’s wells has been placed into production, the MGP, as operator, may retain $200 per month per well to cover estimated future plugging and abandonment costs. As of June 30, 2014, the MGP withheld $58,900 of net production revenue for future plugging and abandonment costs.

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

We do not plan to sell any of our wells and intend to continue to produce them until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold. We expect that no other wells will be drilled and no additional funds will be required for drilling.

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

The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials, and brine disposal. If these expenses are incurred, we pay cost for third-party services, materials, and a competitive charge for services performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production, our MGP, as operator, may retain $200 per month, per well to cover the estimated future plugging and abandonment costs of the well. As of June 30, 2014, our MGP withheld $58,900 of net production revenue for this purpose.

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

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Production revenues (in thousands):
Gas	$367	$364	$673	$608
Oil	20	4	32	46
Liquid	7	2	11	4
Total	$394	$370	$716	$658
Production volumes:
Gas (mcf/day) (1)	873	935	767	842
Oil (bbl/day) (1)	2	1	2	3
Liquid (bbl/day) (1)	1	-	1	-
Total (mcfe/day) (1)	891	941	785	860
Average sales prices: (2)
Gas (per mcf) (1) (3)	$4.66	$4.50	$4.89	$4.21
Oil (per bbl) (1)	$94.67	$81.21	$93.27	$92.61
Liquid per (bbl/day) (1)	$56.91	$61.78	$55.18	$59.54
Production costs:
As a percent of revenues	61%	78%	65%	84%
Per mcfe (1)	2.97	$3.37	$3.28	$3.53
Depletion per mcfe	$0.53	$2.97	$0.54	$2.93

(1)	“Mcf” represents thousand cubic feet, “mcfe” represents thousand cubic feet equivalent, and “bbl” represents barrels. Bbl is converted to mcfe using the ratio of six mcfs to one bbl.
(2)	Average sales prices represent accrual basis pricing after adjusting for the effect of previously recognized gains resulting from prior period impairment charges.
(3)

Average gas prices are calculated by including in total revenue derivative gains previously recognized into income in connection with prior period impairment charges and dividing by the total volume for the period. Previously recognized derivative gains were $3,500 and $19,100 for the three months ended June 30, 2014 and 2013, respectively. Previously recognized derivative gains were $4,800 and $34,100 for the six months ended June 30, 2014 and 2013, respectively.

Natural Gas Revenues. Our natural gas revenues were $367,100 and $363,700 for the three months ended June 30, 2014 and 2013, respectively, an increase of $3,400 (1%). The $3,400 increase in natural gas revenues for the three months ended June 30, 2014 as compared to the prior year similar period was attributable to a $27,200 increase in our natural gas sales prices after the effect of financial hedges, which was driven by market conditions, partially offset by a $23,800 decrease in production volumes. Our production volumes decreased to 873 mcf per day for the three months ended June 30, 2014 from 935 mcf per day for the three months ended June 30, 2013, a decrease of 62 mcf per day (7%). The overall decrease in natural gas production volumes for the three months ended June 30, 2014 as compared to the prior year similar period resulted primarily from the normal decline inherent in the life of a well.

Our natural gas revenues were $673,500 and $608,100 for the six months ended June 30, 2014 and 2013, respectively, an increase of $65,400 (11%). The $65,400 increase in natural gas revenues for the six months ended June 30, 2014 as compared to the prior year similar period was attributable to a $120,000 increase in our natural gas sales prices after the effect of financial hedges, which was driven by market conditions, partially offset by a $54,600 decrease in production volumes. Our production volumes decreased to 767 mcf per day for the six months ended June 30, 2014 from 842 mcf per day for the six months ended June 30, 2013, a decrease of 75 mcf per day (9%). The overall decrease in natural gas production volumes for the six months ended June 30, 2014 as compared to the prior year similar period resulted primarily from the normal decline inherent in the life of a well.

Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have limited oil production. Our oil revenues were $20,400 and $3,900 for the three months ended June 30, 2014 and 2013, respectively, an increase of $16,500 (423%). The $16,500 increase in oil revenues for the three months ended June 30, 2014 as compared to the prior year similar period was attributable to a $13,500 increase in production volumes and a $3,000 increase in oil prices after the effect of financial hedges. Our production volumes increased to 2.36 bbl per day for the three months ended June 30, 2014 from 0.53 bbls per day for the three months ended June 30, 2013, an increase of 1.83 bbls per day (345%).

Our oil revenues were $31,900 and $45,800 for the six months ended June 30, 2014 and 2013, respectively, a decrease of $13,900 (30%). The $13,900 decrease in oil revenues for the six months ended June 30, 2014 as compared to the prior year similar period was attributable to a $14,100 decrease in production volumes, partially offset by a $200 increase in oil prices after the effect of financial hedges. Our production volumes decreased to 1.89 bbls per day for the six months ended June 30, 2014 from 2.73 bbls per day for the six months ended June 30, 2013, a decrease of 0.84 bbls per day (31%).

Natural Gas Liquids Revenue. The majority of our wells produce “dry gas”, which is composed primarily of methane and requires no additional processing before being transported and sold to the purchaser. Some wells, however, produce “wet gas”, which contains larger amounts of ethane and other associated hydrocarbons (i.e. “natural gas liquids”) that must be removed prior to transporting the gas. Once removed, these natural gas liquids are sold to various purchasers. Our natural gas liquids revenues were $6,300 and $2,100 for the three months ended June 30, 2014 and 2013, respectively. Our natural gas liquids revenues were $10,900 and $4,400 for the six months ended June 30, 2014 and 2013, respectively.

Costs and Expenses. Production expenses were $241,600 and $288,600 for the three months ended June 30, 2014 and 2013, respectively, a decrease of $47,000 (16%). Production expenses were $465,600 and $550,100 for the six months ended June 30, 2014 and 2013, respectively, a decrease of $84,500 (15%). The decreases for the three and six months ended June 30, 2014 were mostly due to decreases in repairs and maintenance and well supervision fees.

Depletion of oil and gas properties as a percentage of oil and gas revenues was 11% and 69% for the three months ended June 30, 2014 and 2013, respectively, and 11% and 69% for the six months ended June 30, 2014 and 2013, respectively. These percentage changes are directly attributable to changes in revenues, oil and gas reserve quantities, product prices and production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended June 30, 2014 and 2013 were $40,000 and $49,100, respectively, a decrease of $9,100 (19%). For the six months ended June 30, 2014 and 2013 these expenses were $87,600 and $105,100, respectively, a decrease of $17,500 (17%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP. The decreases for the three and six months ended June 30, 2014 are primarily due to third-party costs as compared to the prior year similar period.

Liquidity and Capital Resources

Cash provided by operating activities increased $120,800 to $117,700 in the six months ended June 30, 2014 as compared to $3,100 of cash used in operating activities for the six months ended June 30, 2013. This increase was mostly due to an increase in net earnings before depletion and accretion of $160,000 and an increase in the change in accounts receivable trade-affiliate of $53,400. The increase was partially offset by a decrease in the change in asset retirement receivable-affiliate of $58,900, a decrease in a net non-cash loss on hedge instruments of $29,400, and a decrease in the change in accrued liabilities of $4,300 for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

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

Under the supervision of our Chairman of the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Subsequent to the end of the current period, but before this Form 10-Q was filed, management identified a deficiency in our disclosure controls and procedures. Language indicating management’s conclusion on the Company’s internal control over financial reporting as of December 31, 2013 was not included in Management’s Report on Internal Control over Financial Reporting within Form 10-K, Item 9A. “Controls and Procedures.” As a result of the amendment required to our December 31, 2013 Form 10-K, our Chairman of the Board of Directors, Chief Executive Officer, President and Chief Financial Officer, concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level.

As of the date of filing of this Form 10-Q, management has implemented a more formal and thorough review of its disclosures in Form 10-K, Item 9A and Form 10-Q, Item 4:  Controls and Procedures. As of the date of filing of this Form 10-Q, management believes the deficiency in the Partnership’s disclosure controls and procedures has been remediated.

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